Form 10-K
period 2006-12-31
Bear Stearns Asset Backed Securities I Trust 2006-AC1
filed 2007-04-02
CIK 1350345

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-125422-42

       Bear Stearns Asset Backed Securities I Trust 2006-AC1
       (exact name of issuing entity as specified in its charter)

       Bear Stearns Asset Backed Securities I LLC.
       (exact name of the depositor as specified in its charter)

       EMC Mortgage Corporation
       (exact name of the sponsor as specified in its charter)


  New York                                          54-2193466
  (State or other jurisdiction of                   54-2193467
  incorporation or organization)                    54-2193468
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


           The consolidated audited financial statements of Financial Guaranty Insurance Company and subsidiaries, as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006 are being attached hereto as an exhibit to this 10-K.


  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            On February 9, 2007, Bear Stearns Residential Mortgage Corporation, a wholly owned subsidiary of The Bear Stearns Companies Inc. and an affiliate of the Registrant, acquired certain assets used in the subprime wholesale mortgage banking division of Performance Credit Corporation (formerly known as Encore Credit Corp.) ("PCC"), a California corporation that, until February 9, 2007, originated and purchased one-to four-family residential mortgage loans offered to borrowers with a particular emphasis on "nonconforming" borrowers who generally do not satisfy the credit, collateral, documentation or other standards required by conventional mortgage lenders and loan buyers.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


This report on Form 10-K omits the Item 1122 assessment of compliance and attestation report required by Regulation AB for Waterfield Mortgage Company Incorporated ("Waterfield"), a subservicer for EMC Mortgage Corporation ("EMC") for approximately 5.68% (as calculated in accordance with Regulation AB Telephone Interpretation 17.02) of the pool assets in the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 transaction ("BSABS 2006-AC1"), issued on January 31, 2006. Waterfield effectively ceased to operate as ongoing concern on October 16, 2006. Waterfield's portion of the servicing in the BSABS 2006-AC1 transaction transferred to Wells Fargo on April 1, 2006, pursuant to an agreement between EMC and Wells Fargo Bank, N.A. ("Wells Fargo"). Waterfield executed an agreement, dated January 31, 2006 with EMC under which Waterfield is contractually obligated to provide the assessment of compliance and attestation for the period of time prior to the servicing transfer. Waterfield did not deliver the required assessment of compliance and attestation report, and the Registrant has not been successful in obtaining them through any other steps reasonably available to it without unreasonable effort or expense. The following is a time line of the steps taken by the Registrant to obtain the Waterfield assessment and attestation:

01/09/2007      - Call with Registrant's counsel to discuss missing Waterfield assessment; Reviewed side letter agreement regarding provision of Item 1122 information by Waterfield.
01/11/2007      - Call with a representative of American Home Mortgage Corp., a purchaser of some of Waterfield's assets. The representative said Waterfield had been sold in pieces and that American Home had only bought mortgage loans - not servicing - from
                Waterfield. Sky Bank acquired the banking business of Waterfield and, as far as the representative knew, all servicing was
                transferred with respect to Waterfield loans.
01/16/2007      - Call to a representative of Sky Bank who was formerly with
                Union Federal's banking division, which became a part of Sky
                Bank, but learned he is no longer with company.
01/16/2007 -    Call to another representative of Sky Bank and the Registrant was referred to a third person at Sky Bank.
01/19/2007 -    01/22/2007 - Multiple calls to the representative indicated on the 1/16/2007 call with Sky Bank that were not returned;
                received word from a representative of Wells Fargo, the
                Registrant's Master Servicer, that he too was leaving messages but had not heard back from Sky Bank.
01/23/2007      - Another representative of Wells Fargo heard from Sky Bank.
                According to Sky Bank's representative, Sky Financial bought everything from Waterfield except the mortgage loan operation, which was purchased by American Home, but she agreed to follow up with another former employee of Waterfield Mortgage to ask about the 2006 Attestations.
01/29/2007      - Wells Fargo attempted follow up with Sky Bank but learned the contact they had been given was out of the office until
                01/31/2007.
02/14/2007 -    Call to the former Waterfield employee identified on the
                1/23/2007 call with Sky Bank; left a message.
02/15/2007 -    Call with the former Waterfield employee identified on the
                1/23/2007 call with Sky Bank.  The former Waterfield employee said that he had checked with all the former "Waterfielders" he could reach and that they all had the same recollection: Wells
                Fargo was to give the attestation without relying on anything from Waterfield. No steps were ever taken to deliver an
                attestation as required by the agreement dated January 31, 2006.
02/16/2007      - Call with Registrant's contact at Wells Fargo regarding the
                2/15/2007 conversation with the former Waterfield employee.
                Registrant was told that Wells Fargo would not have agreed to provide an attestation for work it had not performed and did not at any time indicate or agree that an attestation from
                Waterfield was not required; indeed, that was one reason why
                Wells Fargo had pushed for the agreement dated January 31, 2006 in the first place. Registrant was then provided with another contact that was formerly at Waterfield.
02/19/2007      - Call with Wells Fargo's contact person from Waterfield, who confirmed what the American Home representative had said in her conversation with Registrant.
On 2/19/2007, Registrant consulted with outside counsel about next steps.



The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The
   Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            The servicer compliance statements have been completed within the manner stated in the governing documents and are attached hereto under Item 15.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

    (a) Exhibits

(4.1)Pooling and Servicing Agreement, dated as of January 1, 2006, among Bear
     Stearns Asset Backed Securities I LLC, a Delaware limited liability company, as depositor, EMC Mortgage Corporation, a Delaware corporation, as seller and as company, Wells Fargo Bank, National Association, a national banking association, as master servicer and securities administrator and U.S. Bank National Association, as trustee (As previously filed on Form 8-K filed on February 15, 2006 and is hereby incorporated by reference into this report on Form 10-K)


(4.2)Amended and Restated Pooling and Servicing Agreement, dated as of July 24,
     2006, among Bear Stearns Asset Backed Securities I LLC, a Delaware limited liability company, as depositor, EMC Mortgage Corporation, a Delaware corporation, as sponsor and as company, Wells Fargo Bank, National Association, a national banking association, as master servicer and securities administrator and U.S. Bank National Association, as trustee (As previously filed on Form 8-K filed on November 6, 2006 and is hereby incorporated by reference into this report on Form 10-K)


(10.1)Terms Agreement dated as of January 31, 2006 to the Underwriting
      Agreement, dated as of January 10, 2006 between Bear, Stearns & Co., Inc. and Bear Stearns Asset Backed Securities I LLC (As previously filed on Form 8-K filed on March 3, 2006 and is hereby incorporated by reference into this report on Form 10-K)

(10.2)Purchase, Warranties and Servicing Agreement, dated as of April 1, 2005 and is executed between EMC MORTGAGE CORPORATION, as Purchaser
      (the "Purchaser"), and Savannah Bank, NA dba Harbourside Mortgage Corporation, (the "Company")

(10.3)Amendment No. 1 is made and entered into January 1, 2006, by and between EMC Mortgage Corporation, a Delaware corporation, as purchaser (the "Purchaser") and Savannah Bank, NA dba Harbourside Mortgage Corporation, as company (the "Company") in connection with the Purchase, Warranties and Servicing Agreement, dated as of April 1, 2005, between the above mentioned parties (the "Agreement")

(10.4)Purchase,  Warranties  and Servicing  Agreement,  dated as of September 1,
      2003 and is executed between EMC Mortgage Corporation, as Purchaser, (the "Purchaser"), and GreenPoint Mortgage Funding, Inc.., (the "Company")

(10.5)Amended and Restated Purchase, Warranties and Servicing Agreement, dated as of September 1, 2005, which amends and restates the Purchase, Warranties and Servicing Agreement, originally dated May 1, 2002, each between EMC MORTGAGE CORPORATION, as Purchaser, (the "Purchaser") and HSBC Mortgage Corporation (USA), (the "Company")

(10.6)Amendment  Reg AB,  dated as of  November  7, 2005,  by and  between  EMC
      Mortgage  Corporation  (the "Purchaser"),  and HSBC  Mortgage Corporation
      (USA) (the "Company") to that certain Amended and Restated Purchase, Warranties and Servicing Agreement, dated as of September 1, 2005 by and between the Company and the Purchaser.

(10.7)Purchase,  Warranties  and  Servicing  Agreement,  dated as of October
      23, 2001 and is executed between EMC MORTGAGE CORPORATION, as Purchaser (the "Purchaser"), and Cendant Mortgage Corporation ("Cendant Mortgage") and Bishop's Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust) (the "Trust," together with Cendant Mortgage, the "Company" and individually, each a "Company"), as the Company.

(10.8)Assignment,  Assumption and Recognition  Agreement made as of January 31,
      2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset Backed Certificates, Series 2006-AC1 (the "Assignee") and GreenPoint Mortgage Funding, Inc. (the "Company")

(10.9)Assignment,  Assumption and Recognition  Agreement made as of January 31,
      2006, among EMC Mortgage  Corporation (the "Assignor"),  U.S.
      Bank National Association, not individually but solely as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 (the "Assignee") and HSBC Mortgage Corporation (USA) (the "Company").

(10.10)Assignment,  Assumption and Recognition  Agreement,  dated as of January
       31, 2006, by EMC Mortgage Corporation,  a Delaware corporation
       (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 (the "Assignee") and Wells Fargo Bank, N.A. (the "Company")

(10.11)Assignment,  Assumption and Recognition  Agreement made as of January 31,
       2006, among EMC Mortgage  Corporation (the "Assignor"),  U.S.
       Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust
       2006-AC1, Asset-Backed Certificates, Series 2006-AC1 (the "Assignee") and Savannah Bank, NA dba Harbourside Mortgage Corporation
       (the "Company")

(10.12)Assignment, Assumption and Recognition Agreement is made and entered into as of January 31, 2006, among EMC Mortgage Corporation
       (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed
       Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 (the "Assignee"), PHH Mortgage Corporation (formerly known as
       Cendant Mortgage Corporation) ("PHH"), and Bishop's Gate Residential Mortgage Trust ("Bishop's Gate")."


    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F1>
      b) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F2>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA  <F2>
      e) GreenPoint Mortgage Funding, Inc., as Servicer <F2>
      f) Harborside Mortgage Corporation, as Servicer <F2>
      g) HSBC Mortgage Corporation, USA, as Servicer <F2>
      h) Impac Funding Corporation, as Servicer <F2>
      i) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F1>
      j) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F2>
      k) PHH Mortgage Corporation, as Servicer <F2>
      l) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.  <F1>
      m) Wells Fargo Bank, N.A., as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Master Servicer <F1>
      o) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      p) Wells Fargo Bank, N.A., as Custodian <F1>
      q) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation  <F1>
      b) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F2>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA  <F2>
      e) GreenPoint Mortgage Funding, Inc., as Servicer <F2>
      f) Harborside Mortgage Corporation, as Servicer <F2>
      g) HSBC Mortgage Corporation, USA, as Servicer <F2>
      h) Impac Funding Corporation, as Servicer <F2>
      i) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F1>
      j) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc. <F2>
      k) PHH Mortgage Corporation, as Servicer <F2>
      l) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.  <F1>
      m) Wells Fargo Bank, N.A., as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Master Servicer <F1>
      o) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      p) Wells Fargo Bank, N.A., as Custodian <F1>
      q) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F1>


     (35) Servicer compliance statement.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation r <F4>
      b) Assurant Inc. as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F4>
      c) EMC Mortgage Corporation, as Servicer <F1>
      d) First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for HSBC Mortgage Corporation, USA  <F4>
      e) GreenPoint Mortgage Funding, Inc., as Servicer <F3>
      f) Harborside Mortgage Corporation, as Servicer <F3>
      g) HSBC Mortgage Corporation, USA, as Servicer <F3>
      h) Impac Funding Corporation, as Servicer <F3>
      i) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation  <F4>
      j) LandAmerica Tax and Flood Services as Sub-Contractor for GreenPoint Mortgage Funding, Inc.  <F4>
      k) PHH Mortgage Corporation, as Servicer <F3>
      l) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.  <F4>
      m) Wells Fargo Bank, N.A., as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Master Servicer <F1>
      o) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      p) Wells Fargo Bank, N.A., as Custodian <F4>
      q) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.  <F4>


 EX. 99.1   Financial Guaranty Insurance Company and Subsidiaries



   (b) Not applicable.

   (c) Omitted.



  <F1> Filed herewith.

  <F2> The Servicing Participant serviced less than 5% of the deal and is not required under Regulation AB to provide such documentation.

  <F3> The Servicing Participant serviced less than 10% of the deal and is not required under Regulation AB to provide such documentation.

  <F4> The Servicing Participant of the deal is not required under Regulation
       AB to provide such documentation.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Bear Stearns Asset Backed Securities I Trust 2006-AC1
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Dawn Hammond
    Dawn Hammond, Vice President

    Date: April 2, 2007


   Exhibit Index

   Exhibit No.

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      c) EMC Mortgage Corporation, as Servicer
      i) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      l) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      m) Wells Fargo Bank, N.A., as Servicer
      n) Wells Fargo Bank, N.A., as Master Servicer
      o) Wells Fargo Bank, N.A., as Securities Administrator
      p) Wells Fargo Bank, N.A., as Custodian
      q) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Assurant Inc. as Sub-Contractor for EMC Mortgage Corporation
      c) EMC Mortgage Corporation, as Servicer
      i) LandAmerica Tax and Flood Services as Sub-Contractor for EMC Mortgage Corporation
      l) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      m) Wells Fargo Bank, N.A., as Servicer
      n) Wells Fargo Bank, N.A., as Master Servicer
      o) Wells Fargo Bank, N.A., as Securities Administrator
      p) Wells Fargo Bank, N.A., as Custodian
      q) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      c) EMC Mortgage Corporation, as Servicer
      m) Wells Fargo Bank, N.A., as Servicer
      n) Wells Fargo Bank, N.A., as Master Servicer
      o) Wells Fargo Bank, N.A., as Securities Administrator







  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Dawn Hammond, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Bear Stearns Asset Backed Securities I Trust 2006-AC1 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     EMC Mortgage Corporation as Servicer, GreenPoint Mortgage Funding, Inc., as Servicer, Harborside Mortgage Corporation, as Servicer, HSBC Mortgage Corporation, USA, as Servicer, Impac Funding Corporation, as Servicer,
     PHH Mortgage Corporation, as Servicer and Waterfield Mortgage Company, Incorporated, as Servicer.

     Dated: Date: April 2, 2007

     /s/ Dawn Hammond
     Signature

     Vice President
     Title





EX-33 (a)

REPORT ON ASSESSMENT OF COMPLIANCE WITH
section 1122(d)(2)(vi) and section 1122(d)(4)(xi) of REGULATION AB SERVICING CRITERIA


American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in section 1122(d)(2)(vi), section 1122(d)(4)(xi) and section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which the Asserting Party has concluded are applicable to the insurance escrow servicing activities it performs with respect to all mortgage loan-tracking transactions covered by this report. The transactions covered by this report include all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"). The scope of the Asserting Party assertions excludes section 1122(d)(4)(xii) of Title 17, section 229.1122(d) of the Code of Federal Regulations, which relates to servicing activities that are performed by the Asserting Party with respect to the Platform, but are not reported on herein.

The Asserting Party has assessed its compliance with section 1122(d)(2)(vi) and section 1122(d)(4)(xi) ("the Applicable Servicing Criteria") for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period with respect to the Platform taken as a whole. The Asserting Party used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the Applicable Servicing Criteria.

The Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria for the Reporting Period.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of and for the Reporting Period ending December 31, 2006 as set forth in this assertion.

American Security Insurance Company
Standard Guaranty Insurance Company
Safeco Financial Institution Solutions, Inc.




/s/ John Frobose
By: John Frobose
Senior Vice President


Date: February 23, 2007




EX-33 (c)
(logo)EMC
Mortgage Corporation
Proven Performance

Certification Regarding Compliance with Applicable Servicing Criteria


1. EMC Mortgage Corporation ("EMC") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform");


2. Except as set forth in paragraph 3 below, EMC used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;


3. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to EMC based on the activities it performs, directly or through its Vendors, with respect to the Platform;


4. EMC has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;


5. Deloitte & Touche LLP, a registered public accounting firm, has issued an attestation report on EMC's assessment of compliance with the applicable servicing criteria for the Reporting Period.

/s/ John Vella
John Vella
President and Chief Executive Officer

March 12, 2007


2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) Member
Mortgage Bankers Association of America


(page)

Appendix A


SERVICING CRITERIA                                                          APPLICABLE                                 INAPPLICABLE
                                                                            SERVICING CRITERIA                         SERVICING
                                                                                                                       CRITERIA
                                                              Performed    Performed by     Performed by
                                                              Directly     Sub-Servicer(s)  Sub-Servicer(s) or
                                                              By           for              Vendor(s) for
                                                              EMC          which EMC is     which EMC is
Reference               Criteria                                           the Responsible  NOT the
                                                                           Party            Responsible Party

General Servicing Consideration

1122(d)(1)(i)   Polices and procedures are instituted          X
                to monitor any performance or other
                triggers and events of default in
                accordance with the transaction
                agreements.

1122(d)(1)(ii)  If any material servicing activities
                are outsourced to third parties,               X
                policies and procedures are
                instituted to monitor the third
                party's performance and compliance
                with such servicing activities.

1122(d)(1)(iii) Any requirements in the transaction
                agreements to maintain a back-up                                                                           X
                servicer for the mortgage loans
                are maintained.

1122(d)(1)(iv)  A fidelity bond and errors and
                omissions policy is in effect on                X
                the party participating in the
                servicing function throughout the
                reporting period in the amount of
                coverage required by and otherwise in
                accordance with the terms of the
                transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)   Payments on mortgage loans are
                deposited into the appropriate                  X
                custodial bank accounts and related
                bank clearing accounts no more than
                two business days following receipt,
                or such other number of days
                specified in the transaction agreements.

1122(d)(2)(ii)  Disbursements made via wire transfer on         X
                behalf of an obligor or to an investor
                are made only by authorized personnel.

1122(d)(2)(iii) Advances of funds or guarantees regarding
                collections, cash flows or distributions,       X
                and any interest or other fees charged for
                such advances, are made, reviewed and
                approved as specified in the transaction
                agreements.

1122(d)(2)iv)   The related accounts for the transaction,
                such as cash reserve accounts or accounts        X
                established as a form of overcollateralization.
                are separately maintained (e.g. with
                respect to commingling of cash) as set
                forth in the transaction agreements.

1122(d)(2)(v)   Each custodial account is maintained at a
                federally insured depository institution as set  X
                forth in the transaction agreements. For
                purposes of this criterion, "federally insured
                depository institutions" with respect to a
                foreign financial institution means a foreign
                financial that meets the requirements of Rule
                13k-1(b)(1) of the Securities Exchange Act.


(page)

Appendix A (page 2)

Servicing Criteria
                                                                                APPLICABLE                           INAPPLICABLE
                                                                             SERVICING CRITERIA                         SERVICING
                                                                                                                        CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Cash Collection and Administration (con't)

1122(d)(2)(vi)   Un-issued checks are safeguarded                X                                     X
                 so as to prevent unauthorized access.

1122(d)(2)vii)  Reconciliations are prepared on a monthly
                basis for all asset-backed securities related    X
                bank accounts, including custodial accounts
                and related bank clearing accounts. These
                reconciliations are (A) mathematically
                accurate; (B) prepared within 30 calendar
                days after the bank statement cutoff date, or
                such other number of days specified in the
                transaction agreements; (C) reviewed and
                approved by someone other than the person
                who prepared the reconciliation; items are
                resolved within 90 calendar days of their
                original identification, or such other number
                of days specified in the transaction
                agreements.

Investor Remittances and Reporting

1122(d)(3)(i)   Reports to investors, including those
                to be filed with the Commission, are              X
                maintained in accordance with the
                transaction agreements and applicable
                Commission requirements. Specifically,
                such reports (A) are prepared in
                accordance with timeframes and other
                terms set forth in the transaction
                agreements; C)1 are filed with the
                Commission as required by its rules
                and regulations; and (D) agree with
                investors' or the trustee's records as
                to the total unpaid principal balance and
                number of mortgage loans serviced by the
                Servicer.

1122(d)(3)(ii)  Amounts due to investors are allocated
                and remitted in accordance with                   X
                timeframes, distribution priority
                and other terms set forth in the
                transaction agreements.

1122(d)(3)(iii) Disbursements made to an investor
                are posted within two business                     X
                days to the Servicer's investor
                records, or such other number
                of days specified in the
                transaction agreements.

1122(d)(3)(iv)  Amounts remitted to investors
                per the investor reports agree                     X
                with cancelled checks, or other
                form of payment, or custodial bank
                statements.

Pool Asset Administration

1122(d)(4)(i)   Collateral or security on mortgage
                loans is maintained as required by                 X
                the transaction agreements or
                related mortgage loan documents.

1 EMC is not responsible for filing reports with the Commission as included in this criterion. The responsibility lies with the Securities Administrator or the Trustee depending on the specific transaction agreements.


Appendix A (page 3)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                               Performed       Performed by        Performed by
                                                               Directly        Sub-Servicer(s)     Sub-Servicer(s) or
                                                               By              for                 Vendor(s) for
                                                               EMC             which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party

Pool Asset Administration (con't)

1122(d)(4)(ii)   Mortgage loan and related documents
                 are safeguarded as required by the               X
                 transaction agreements.

1122(d)(4)(iii)  Any additions, removals or
                 substitutions to the asset                       X
                 pool are made, reviewed and
                 approved in accordance with
                 any conditions or requirements
                 in the transaction agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including
                 any payoffs, made in accordance with             X
                 the related mortgage loan documents
                 are posted to the Servicer's obligor
                 records maintained no more than two
                 business days after receipt, or such
                 other number of days specified in the
                 transaction agreements, and allocated to
                 principal, interest or other items (e.g.,
                 escrow) in accordance with the related
                 mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the
                 mortgage loans agree with the Servicer's         X
                 records with respect to an obligor's
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or
                 status of an obligor's mortgage loans            X
                 (e.g., loan modifications or re-agings)
                 are made reviewed and approved by
                 authorized personnel in accordance
                 with the transaction agreements and
                 related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions
                 (e.g., forbearance plans, modifications          X
                 and deed in lieu of foreclosure,
                 foreclosures and repossessions, as
                 applicable) are initiated, conducted
                 and concluded in accordance with the
                 timeframes or other requirements
                 established by the transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are
                 maintained during the period a mortgage          X
                 loan is delinquent in accordance with the
                 transaction agreements. Such records are
                 maintained on a least a monthly basis, or
                 such other period specified in the transaction
                 agreements, and describe the entity's
                 activities in monitoring delinquent mortgage
                 loans including, for example, phone calls,
                 letters and payment rescheduling plans in
                 cases where delinquency is deemed
                 temporary (e.g., illness or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates
                 of return for mortgage loans with                X
                 variable rates are computed based on
                 the related mortgage loan documents.


Appendix A (page 4)


SERVICING CRITERIA                                                               APPLICABLE                            INAPPLICABLE
                                                                             SERVICING CRITERIA                        SERVICING
                                                                                                                       CRITERIA
                                                                 Performed     Performed by        Performed by
                                                                 Directly      Sub-Servicer(s)     Sub-Servicer(s) or
                                                                 By            for                 Vendor(s) for
                                                                 EMC           which EMC is        which EMC is
Reference               Criteria                                               the Responsible     NOT the
                                                                               Party               Responsible Party
Pool Asset Administration (con't)

1122(d)(4)(x)    Regarding any funds held in trust for an
                 obligor (such as escrow accounts): (A) such          X
                 funds are analyzed, in accordance with the
                 obligor's mortgage loan documents, on a
                 least an annual basis, or such other period
                 specified n the transaction agreements; (B)
                 interest on such funds is paid, or credited, to
                 obligors in accordance with applicable
                 mortgage loan documents and state laws;
                 and (C) such funds are returned to the
                 obligor within 30 calendar days of full
                 repayment of the related mortgage loans, or
                 such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor
                 (such as tax or insurance payments) are              X
                 made on or before the related penalty or
                 expiration dates, as indicated on the
                 appropriate bills or notices for such
                 payments, provided that such support has
                 been received by the servicer at least 30
                 calendar days prior to these dates, or such
                 other number of days specified in the
                 transaction agreements.

1122(d)(4)(xii)  Any late payments penalties in connection
                 with any payment to be made on behalf of             X
                 an obligor are paid from the Servicer's
                 funds and not charged to the obligor,
                 unless the late payment was due to the
                 obligor's error or omission.


1122(d)(4)(xiii) Disbursements made on behalf of an obligor
                 are posted within two business days to the           X                                X
                 obligor's records maintained by the Servicer,
                 or such other numbers of days specified in
                 the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible
                 accounts are recognized and recorded in              X
                 accordance with the transaction agreements.

1122(d)(4)(xv)   Any External enhancement or other support,
                 identified in Item 1114(a)(1) through (3)            X
                 or - Item 1115 of Regulation AB, is maintained
                 as set forth in the transaction agreements.


(page)


Exhibit B


Describe material instances of noncompliance:
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material instances of noncompliance by Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE

Describe material deficiencies if EMC's polices and procedures to monitor Vendor(s):
NONE

Describe any remediation efforts:
NOT APPLICABLE






EX-33 (i)

Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4)(xi) and 1122(d)(4)(xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.



By: /s/ Bob Ige
Name: Bob Ige
Its: Executive Vice President


EX-33 (l)

(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM



EX-33 (m)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (n)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (o)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (p)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (q)

(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3


EX-34 (a)

(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
10 Tenth Street, Northwest
Suite 1400
Atlanta, GA 30309-3851
Telephone (678) 419 1000
Facsimile (678) 419 1239
www.pwc.com



Report of Independent Registered Public Accounting Firm


To the Shareholders and the Board of Directors of Assurant, Inc.:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with 1122(d)(2)(vi) and 1122(d)(4)(xi) of Regulation AB Servicing Criteria, that American Security Insurance Company, Standard Guaranty Insurance Company and Safeco Financial Institution Solutions, Inc. (affiliates of Assurant Inc., collectively the "Asserting Party") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for all mortgage loan-tracking transactions for which the Asserting Party served as a Vendor on behalf of Servicers for such asset-backed securities transactions that were registered after January 1, 2006 with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Platform"), as of December 31, 2006 and for the year then ended, excluding (i) criteria 1122(d)(1)(i) through 1122 (d)(1)(iv), 1122 (d)(2)(i) through 1122(d)(2)(v),
1122(d)(2)(vii), 1122(d)(3)(i) through 1122(d)(3)(iv), 1122(d)(4)(i) through
1122(d)(4)(x) and 1122(d)(4)(xiii) through 1122(d)(4)(xv), which the Asserting Party has determined are not applicable to the activities performed by it with respect to the Platform and (ii), criterion 1122(d)(4)(xii), which relates to servicing activities that are applicable to the Platform, but are excluded from the scope of management's assertion and are not reported on herein. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may


1


(page)


have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Asserting Party complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 23, 2007


2

EX-34 (c)
(logo) Deloitte

Deloitte & Touche LLP
JPMorgan Chase Tower
2200 Ross Avenue, Suite 1600
Dallas, TX 75201-6778
USA
Tel: +1 214 840 7000
www.deloitte.com

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
EMC Mortgage Corporation

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria, that EMC Mortgage Corporation (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant in the Securities Act of 1933 (the Platform) as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), (d)(3)(i)C,
(d)(4)(xi) and (d)(4)(xii) which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the asset-backed securities transactions for which EMC acted as servicer involving residential mortgage loans, that were completed on or after January 1, 2006, and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 is fairly stated, in all material respects.

/s/ Deloitte & Touch LLP

March 12, 2007


Member of
Deloitte Touche Tohmatsu





EX-34 (i)

(logo) Grant Thornton
Accountants and Business Advisors



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ Grant Thorton LLP

Irvine, CA
February 20, 2007



18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International


EX-34 (l)



(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.



EX-34 (m)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (n)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (o)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (p)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (q)

(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global




EX-35 (c)
(logo) EMC
Mortgage Corporation
Proven Performance

ITEM 1123 ANNUAL STATEMENT OF COMPLIANCE

EMC MORTGAGE CORPORATION

I, John Vella, President and Chief Executive Officer of EMC Mortgage Corporation ("EMC") as servicer pursuant to the BEAR STEARNS ASSET BACKED SECURITIES TRUST I 2006-AC1 Agreement (the "Agreement") hereby certify that:


1. A review of EMC's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the ""Reporting Period") and EMC's performance under the Agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, EMC has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.


IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 12th day of March 2007.

BY: /s/ John Vella
John Vella
President and Chief Executive Officer



2780 Lake Vista Drive, Lewisville, Texas 75067
Mailing Address: P.O. Box 1292190 Lewisville, Texas 75029-2190

(logo) MBA
Member
Mortgage Bankers
Association of America





EX-35 (n)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines,IA 50328-0001



Wells Fargo Bank, N.A.
Servicer Compliance Statement


1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review , Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.


/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A

                                              MASTER
                                        SERVICER/TRUSTEE
CLIENT  INV#             INV                               DEAL NAME

708     349     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-2
708     B80     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-4
708     B84     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-1
708     J82     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-1
708     L65     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-1
708     M46     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-3
708     M72     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-2
708     N33     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-2


(page)


106     800     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP1
106     801     NOMURA PMSR     WELLS FARGO CTS   NAAC 2004-AP3
106     802     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     810     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP2
106     811     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     812     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR3
106     813     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR4
106     814     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR5
106     815     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AP1
106     816     NOMURA PMSR     WELLS FARGO CTS   NHELI 2006-HEI
106     817     NOMURA PMSR     WELLS FARGO CTS   2005-AR6
106     818     NOMURA PMSR     WELLS FARGO CTS   2006-AR1
106     819     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AR2
106     821     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF1
106     822     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF2
708     232     NOMURA          WELLS FARGO CTS   NAAC 2004-R2
708     362     NOMURA          WELLS FARGO CTS   NHELI 2006-WF1
708     392     NOMURA          WELLS FARGO CTS   NHELI 2006-HE3
708     451     NOMURA          WELLS FARGO CTS   NAAC 2006-WF1
708     826     NORMURA         WELLS FARGO CTS   NHEL 2006-AF1
708     L46     NOMURA          WELLS FARGO CTS   NAAC 2005-WF1
708     M50     NOMURA          WELLS FARGO CTS   NAAC 2005-AP3


(page)


472     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
472     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
591     J78     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2004-1
591     M01     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-W1
591     M07     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-WF2
591     P45     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2003-1
708     366     BANK OF AMERICA   SERV                  BAFC 2006-4 SS#RB16
708     846-001 BANK OF AMERICA   MASTERSERV            BAFC 2006-I
708     849-001 BANK OF AMERICA   SERV                  BAFC 2006-J
708     B15     BANK OF AMERICA   SERV                  BAFC 2006-1
708     B30     BANK OF AMERICA   SERV                  BAFC 2005-07
708     B32     BANK OF AMERICA   SERV                  BAFC 2006-D
708     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
708     B42     BANK OF AMERICA   SERV                  BAFC 2006-2
708     B50     BANK OF AMERICA   SERV                  BAFC 2006-3
708     B65     BANK OF AMERICA   SERV                  BAFC 2005-8
708     B83     BANK OF AMERICA   SERV                  BAFC 2006-F
708     L16     BANK OF AMERICA   SERV                  BAFC 2005-2
708     L29     BANK OF AMERICA   SERV                  ABFC 2005-WF1
708     L51     BANK OF AMERICA   SERV                  BAFC 2005-3
708     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
708     L73     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-E
708     M36     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-6 SS#R964
708     M76     BANK OF AMERICA   SERV                  BAFC 2005-05 SS#R919
708     P24     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2003-WF1


(page)


472     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1
685     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1


(page)


106     300     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-29
106     301     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-25
106     302     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-27
106     303     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-1
106     305     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR1
106     306     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR2
106     307     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR3
106     308     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR4
106     309     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-4
106     311     CSMC            WELLS FARGO CTS         CSFB 2004-AR6
106     314     CSMC            WELLS FARGO CTS         CSFB 2004-5
106     315     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-ARMT 1
106     316     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-8
106     319     CSMC            WELLS FARGO CTS         PMSR CSFB ARMT 2004-3
106     321     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-6
106     322     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-7
106     324     CSMC            WELLS FARGO CTS         PMSR ARMT 2004-5
106     326     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-1
106     327     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-2
106     331     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-4
106     332     CSMC            WELLS FARGO CTS         2004-AR1
106     333     CSMC            WELLS FARGO CTS         2004-AR2
106     334     CSMC            WELLS FARGO CTS         2004-AR3
106     335     CSMC            WELLS FARGO CTS         2004-AR4
106     336     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-3
106     337     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-4
106     345     CSMC            WELLS FARGO CTS         CSFB 2003-19
106     347     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-5
106     348     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-5
106     352     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     353     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     354     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-3
106     355     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-6A
106     357     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-7
106     362     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-21
106     363     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-9
106     364     CSMC            WELLS FARGO CTS         CSFB PMSR 2005-8
106     365     CSMC            WELLS FARGO CTS         PMSR 2003-AR30
106     369     CSMC            WELLS FARGO CTS         PMSR 2005-9
106     374     CSMC            WELLS FARGO CTS         PMSR CSMC 2005-11
106     379     CSMC            WELLS FARGO CTS         CSMC PMSR 2006-2
106     383     CSMC            WELLS FARGO CTS         CSMC 2003-AR30
106     384     CSMC            WELLS FARGO CTS         CSAB 2006-1
106     402     CSMC            WELLS FARGO CTS         CSMC 2006-6
106     403     CSMC            WELLS FARGO CTS         ARMT 2006-3
106     405     CSMC            WELLS FARGO CTS         CSFB 2005-12
106     408     CSMC            WELLS FARGO CTS         CSMC 2006-8
106     409     CSMC            WELLS FARGO CTS         CSAB 2006-2
106     508     CSMC            WELLS FARGO CTS         2004-CF2
106     519     CSMC            WELLS FARGO CTS         CSFB 2005-1
106     526     CSMC            WELLS FARGO CTS         CSFB 2005-3
106     536     CSMC            WELLS FARGO CTS         CSFB 2005-6
106     542     CSMC            WELLS FARGO CTS         CSFB 2005-7


(page)


106     544     CSMC            WELLS FARGO CTS         CSFB 2005-8
106     551     CSMC            WELLS FARGO CTS         CSFB 2005-10
106     577     CSMC            WELLS FARGO CTS         CSMC 2006-8a
106     L62     CSMC            WELLS FARGO CTS         CSFB 2003-27
106     L70     CSMC            WELLS FARGO CTS         CSFB 2003-21
106     L76     CSMC            WELLS FARGO CTS         CSFB 2003-23
106     L81     CSMC            WELLS FARGO CTS         CSFB 2004-3
591     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     281     CSMC            WELLS FARGO CTS         FNT  2001-3 CALL DEAL
708     820     CSMC            WELLS FARGO CTS         CSMC 2006-8
708     821     CSMC            WELLS FARGO CTS         SEE  CAT
708     827     CSMC            WELLS FARGO CTS         CSMC 2006-9
708     829     CSMC            WELLS FARGO CTS         CSAB 2006-3
708     839     CSMC            WELLS FARGO CTS         CSAB-2006-4
708     B49     CSMC            WELLS FARGO CTS         CSFB 2005-12
708     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     M86     CSMC            WELLS FARGO CTS         CSFB 2005-9


(page)


106     S50     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2004-HE3
106     S51     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2
106     S52     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2 - DSI
106     S53     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-HE5
106     S54     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005 SD3
106     S55     DEUTSCHE BANK SUB       WELLS FARGO CTS  2ACE 2005-SD3 - DSI
106     S56     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1
106     S57     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1- DSI
106     S58     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2
106     S59     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2- DSI
106     X01     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE5
106     X03     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05AR1
106     X04     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE7
106     X05     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-4
106     X06     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05-AR2
106     X07     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-5
106     X08     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-6
106     X13     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB2
106     X15     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB3
106     X16     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR3
106     X17     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB4
106     X18     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR4
106     X19     DEUTSCHE PMSR           WELLS FARGO CTS  DBALT 2006-AR5
591     H29     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2001-HE1
591     J27     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2003-HE1
591     L69     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-SD2
591     Q68     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2002-HE2
708     372     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB3
708     483     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB4
708     830     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AR5
708     B63     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AF1
708     B88     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB1
708     J83     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2004-HE1
708     L86     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-WF1


(page)


591     185     EMC                     WELLS FARGO CTS  BSALTA 2006-8
708     341     EMC                     WELLS FARGO CTS  BSABS 2006-2
708     342     EMC                     WELLS FARGO CTS  BSARM 2006-2
591     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
708     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
472     376     EMC                     WELLS FARGO CTS  2001-2
591     376     EMC                     WELLS FARGO CTS  2001-2
685     376     EMC                     WELLS FARGO CTS  2001-2
472     382     EMC                     WELLS FARGO CTS  2001-1
472     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
591     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
685     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
708     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
472     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     909     EMC                     WELLS FARGO CTS  BSALTA 2004-7
685     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
708     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
591     B13     EMC                     WELLS FARGO CTS  BART 2006-1
708     B13     EMC                     WELLS FARGO CTS  BART 2006-1
591     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
708     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
472     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
685     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
708     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1.
591     B53     EMC                     WELLS FARGO CTS  BSALTA 2005-10
708     B66     EMC                     WELLS FARGO CTS  BART 2005-12
591     B88     EMC                     WELLS FARGO CTS  *
591     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
708     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
591     H68     EMC                     WELLS FARGO CTS  WFHM 2002-W08
472     H78     EMC                     WELLS FARGO CTS  FNMA 2002-26
685     H78     EMC                     WELLS FARGO CTS  EMC FNMA 2002-26
591     H82     EMC                     WELLS FARGO CTS  BART 2003-6
472     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
685     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
472     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
685     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     J05     EMC                     WELLS FARGO CTS  BSABS
685     J05     EMC                     WELLS FARGO CTS  BSABS
708     J05     EMC                     WELLS FARGO CTS  BSABS
591     J12     EMC                     WELLS FARGO CTS  BART 2003-7
708     J12     EMC                     WELLS FARGO CTS  BART 2003-7
472     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
591     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
685     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
708     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3


(page)


591     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
685     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
472     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
685     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J61     EMC                     WELLS FARGO CTS  BART 2004-1
708     J61     EMC                     WELLS FARGO CTS  BART 2004-1
591     J72     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL2
472     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
591     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
685     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
708     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
472     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     K22     EMC                     WELLS FARGO CTS  BART 2004-11
708     L00     EMC                     WELLS FARGO CTS  BART 2005-1
708     L05     EMC                     WELLS FARGO CTS  BSALTA 2005-2
472     L27     EMC                     WELLS FARGO CTS  BSALTA 2005-4
591     L27     EMC                     WELLS FARGO CTS  BALTA 2005-4
591     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L56     EMC                     WELLS FARGO CTS  PRIME 2005-2
591     L81     EMC                     WELLS FARGO CTS  BART 2005-5
708     L81     EMC                     WELLS FARGO CTS  BART 2005-5 MS#B378
472     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
591     M43     EMC                     WELLS FARGO CTS  BART 2005-10
708     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
708     M53     EMC                     WELLS FARGO CTS  BSABS I 2005-AC6 MS#B398
708     M61     EMC                     WELLS FARGO CTS  PRIME 2005-3 MS#R937
708     M78     EMC                     WELLS FARGO CTS  PRIME 2005-4 S/S#R953
708     M87     EMC                     WELLS FARGO CTS  BART 2005-9 S/S#B431
472     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
685     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
708     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
708     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
472     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
685     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P47     EMC                     WELLS FARGO CTS  BART 2003-3
708     P47     EMC                     WELLS FARGO CTS  BART 2003-3
472     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
591     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
685     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
708     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
472     P76     EMC                     WELLS FARGO CTS  FNMA GT
685     P76     EMC                     WELLS FARGO CTS  FNMA GT
472     P80     EMC                     WELLS FARGO CTS  SAMI 2003-CL1
591     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5


(page)


708     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5
472     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
591     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
685     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
708     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
472     Q15     EMC                     WELLS FARGO CTS  5435-5437
685     Q15     EMC                     WELLS FARGO CTS  5435-5437
472     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
685     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
708     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
472     Q82     EMC                     WELLS FARGO CTS  2002-90 FNMA
685     Q82     EMC                     WELLS FARGO CTS  FNMA 2002-90
591     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
708     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
106     V51     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD3
                2005-SD3
106     V52     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD4
                2005-SD4
106     Y24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Y25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Y26     EMC PMSR                WELLS FARGO CTS  BSABS 2002-AC1
                BSABS 2002-AC1
106     Y32     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC3
                BSABS 2003-AC3
106     Y33     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y34     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC5
                BSABS 2003-AC5
106     Y35     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC6
                BSABS 2003-AC6
106     Y36     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC7
                BSABS 2003-AC7
106     Y37     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC1
                BSABS 2004-AC1
106     Y38     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC2
                BSABS 2004-AC2
106     Y39     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC3
                BSABS 2004-AC3
106     Y40     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y41     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC5
                BSABS 2004-AC5
106     Y42     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC6
                BSABS 2004-AC6
106     Y43     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC7
                BSABS 2004-AC7
106     Y44     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1


(page)


106     Y45     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC2
                BSABS 2005-AC2
106     Y46     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC3
                BSABS 2005-AC3
106     Y47     EMC PMSR                WELLS FARGO CTS  PRIME 2003-2
                PRIME 2003-2
106     Y48     EMC PMSR                WELLS FARGO CTS  PRIME 2003-3
                PRIME 2003-3
106     Y49     EMC PMSR                WELLS FARGO CTS  PRIME 2004-1
                PRIME 2004-1
106     Y50     EMC PMSR                WELLS FARGO CTS  PRIME 2005-1
                PRIME 2005-1
106     Y53     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Y64     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y65     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y66     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1
106     Y68     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Y69     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Y70     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Y72     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y74     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-03
                BSALTA 2004-03
106     Y75     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-04
                BSALTA 2004-04
106     Y76     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-06
                BSALTA 2004-06
106     Y77     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Y78     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-09
                BSALTA 2004-09
106     Y79     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Y80     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Y81     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-03
                BSALTA 2005-03
106     Y84     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-07
                BSALTA 2004-07
106     Y85     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Y86     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-05
                BSALTA 2005-05
106     Y87     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC4
                BSABS 2005-AC4


(page)


106     Y88     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC5
                BSABS 2005-AC5
106     Y89     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-07
                BSALTA 2005-07
106     Y91     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC6
                BSABS 2005-AC6
106     Y92     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-08
                BSALTA 2005-08
106     Y93     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC7
                BSABS 2005-AC7
106     Y94     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-09
                BSALTA 2005-09
106     Y96     EMC PMSR                WELLS FARGO CTS  PRIME 2005-4GRP
                PRIME 2005-
                4GRP
106     Y97     EMC PMSR                WELLS FARGO CTS  LUMINENT 2005-1
106     Y98     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC8
                BSABS 2005-AC8
106     Y99     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     ZO1     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-10
                BSALTA 2005-10
106     Z02     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-01
                BSALTA 2006-01
106     Z03     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Z04     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z05     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z06     EMC PMSR                WELLS FARGO CTS  BSARM 2005-3
                BSARM 2005-3
106     Z07     EMC PMSR                WELLS FARGO CTS  BSARM 2005-4
                BSARM 2005-4
106     Z08     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z09     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z10     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z11     EMC PMSR                WELLS FARGO CTS  BSARM 2005-7
                BSARM 2005-7
106     Z12     EMC PMSR                WELLS FARGO CTS  BSARM 2005-6
                BSARM 2005-6
106     Z13     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z14     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z15     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z16     EMC PMSR                WELLS FARGO CTS  BSARM 2005-12
                BSARM 2005-12


(page)


106     Z17     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z18     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z22     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-3
                BSALTA 2004-3
106     Z23     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-4
                BSALTA 2004-4
106     Z24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-5
                BSALTA 2004-5
106     Z25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-6
                BSALTA 2004-6
106     Z26     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-7
                BSALTA 2004-7
106     Z27     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-8
                BSALTA 2004-8
106     Z28     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-9
                BSALTA 2004-9
106     Z29     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Z30     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z31     EMC PMSR                WELLS FARGO CTS  BSARM 2004-8
                BSARM 2004-8
106     Z32     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Z33     EMC PMSR                WELLS FARGO CTS  BSARM 2004-12
                BSARM 2004-12
106     Z34     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z35     EMC PMSR                WELLS FARGO CTS  BSARM 2005-1
                BSARM 2005-1
106     Z36     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-3
                BSALTA 2005-3
106     Z37     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-2
                BSALTA 2006-2
106     Z38     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z39     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z40     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-3
                BSALTA 2006-3
106     Z44     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z46     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1
106     Z47     EMC PMSR                WELLS FARGO CTS  BSABS 2006-SD2
                BSABS 2006-SD2
106     Z50     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z51     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12


(page)


106     Z52     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z53     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC4
                BSABS 2006-AC4
106     Z54     EMC PMSR BSMF           WELLS FARGO CTS  BSMF 2006-AC1
                2006-AC1
106     Z55     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     Z56     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z57     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z58     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-7a
                BSALTA 2006-7a
106     Z59     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z60     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Z61     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Z62     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1


(page


708     F32     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2004-14
472     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
472     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR2
591     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
591     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
591     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
685     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
685     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     395     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-14
708     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
708     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
708     B07     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR1
708     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
708     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     L34     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-5
708     L64     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-7
708     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
106     G03     GOLDMAN PMSR GSAA 2006-1        WELLS FARGO CTS   GSAA 2005-9
106     G07     GOLDMAN PMSR GSR 2005-9F        WELLS FARGO CTS   GSR 2005-8F
106     G08     GOLDMAN PMSR GSR 2005-AR        WELLS FARGO CTS   GSR 2005-9F
106     G09     GOLDMAN PMSR GSR 2005AR5        WELLS FARGO CTS   GSR 2005-AR3
106     G11     GOLDMAN PMSR GSAA 200512        WELLS FARGO CTS   GSAA 2005-11
106     G13     GOLDMAN PMSR GSAA 2005-6        WELLS FARGO CTS   GSAA 2005-14
106     G14     GOLDMAN PMSR GSAA 2005-9        WELLS FARGO CTS   GSAA 2005-6
106     G15     GOLDMAN PMSR GSAA 200615        WELLS FARGO CTS   GSAA 2006-13
708     461     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-16
708     840     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-18
472     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
472     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
472     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
472     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
472     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
472     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1
685     403     GOLDMAN SACHS                   WELLS FARGO CTS   RMSC 1994-7 TRUST
                                                                  COLLAPS
685     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
685     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     M31     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR7
708     M57     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR5
708     M92     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-12
936     J80     GOLDMAN SACHS GMPS 2003-2       WELLS FARGO CTS   GSAMPS 2003-2
936     J81     GOLDMAN SACHS MTGE CO           WELLS FARGO CTS   GSAMPS 2003-3
936     J82     GOLDMAN SACH GSMPS2004-01       WELLS FARGO CTS   GSMPS 2004-1
936     J83     GOLDMAN SACHS GSMPS2004-3       WELLS FARGO CTS   GSMPS 2004-3
708     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
708     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1


(page)


106     U06     GREENWICH PMSR SOUNDVIEW        WF MASTER SERVICING     SOUNDVIEW 2006-NLC1
708     M79     GREENWICH                       WFB MASTER SERVICING    RBSGC 2005-A S/S #RB06


(page)


106     202     HSBC PMSR FFML 2006-FF11        WF MASTER SERVICING     FFML 2006-FF11
106     203     HSBC PMSR HASCO 2006 HE1        WF MASTER SERVICING     HASCO 2006 HE1


(page)


106     265     UBS SUB FROM HUD 601#2      UBS             *
106     909     UBS PMSR GMAC WHOLE LNS     UBS             UBS GMAC WHOLE LOANS
106     915     UBS PMSR WHOLE LOANS        UBS             UBS WHOLE LOAN
472     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H00     UBS                         UBS             MMSTR 2004-1 AAR
685     H00     UBS                         UBS             MMSTR 2004-1 AAR
708     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H02     UBS                         UBS             MASTR 2006-1
591     H03     UBS                         UBS             *
472     K32     UBS                         UBS             FANNIE MAE 2004-W14
685     K32     UBS                         UBS             FANNIE MAE 2004-W14
708     K32     UBS                         UBS             FANNIE MAE 2004-W14
472     L09     UBS                         UBS             MARP 2005-1
685     L09     UBS                         UBS             MARP 2005-1
708     L09     UBS                         UBS             MARP 2005-1
708     M99     UBS                         UBS             UBS
106     Q50     UBS SUB MASC 2004-2         UBS             MASD 2004-2
106     Q51     UBS SUB MASTR SLT 2005-1    UBS             UBS MASTR SLT 2005-1
106     Q52     UBS SUB MASD 2005-2         UBS             MASD 2005-2
106     Q53     UBS SUB MASD 2005-3         UBS             MASD 2005-3
106     Q54     UBS SUB MASD 2006-1         UBS             MASD 2006-1
106     Q55     UBS SUB MASD 2006-2         UBS             MASD 2006-2
106     Q56     UBS SUB MASD 2006-3         UBS             MASD 2006-3
708     U04     UBS BANK                    UBS BANK        UBS BANK
708     426     UBS WARBURG                 UBS WARBURG     *
708     L76     UBS WARBURG                 UBS WARBURG     WFMR 2005-M06
472     P68     UBS WARBURG                 UBS WARBURG     WFHM CONFORMING


(page)


106     726     LEHMAN PMSR SASCO 2006BC        WELLS FARGO MASTER SERV  SASCO 2006-BC3
106     729     LEHMAN PMSR SASCO 06-BC5        WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     731     LEHMAN PMSR SASCO 06-BC4        WELLS FARGO MASTER SERV  SASCO 2006-BC4
106     K13     LEHMAN SUB SASCO 2006-BC5       WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     K16     LEHMAN SUB SASCO 2006-BC2       WELLS FARGO MASTER SERV  SASCO 2006-BC2
106     K18     LEHMAN SUB SAIL 2006-3          WELLS FARGO MASTER SERV  SAIL 2006-3
106     K68     LEHMAN SUB 2004-7 DSI           WELLS FARGO MASTER SERV  SAIL 2004-7 DSI


(page)


708     175     MASSACHUSETTS MUTUAL            WFB MASTER SERVICING     *


(page)


591     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
591     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
591     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
591     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
591     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
708     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
708     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
708     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
708     B17     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-1AR
106     P05     MORGAN PMSR MSM 2004-6AR        WELLS FARGO CTS         MSM 2004-6AR
106     P06     MORGAN PMSR MSM 7AR             WELLS FARGO CTS         MSM 7AR
106     P07     MORGAN PMSR MSM 4               WELLS FARGO CTS         MSM 4
106     P08     MORGAN PMSR MSM 8AR             WELLS FARGO CTS         MSM 8AR
106     P09     MORGAN PMSR MSM 9               WELLS FARGO CTS         MSM 9
106     P10     MORGAN PMSR MSM 10AR            WELLS FARGO CTS         MSM 1OAR
106     P11     MORGAN PMSR MSM 11AR            WELLS FARGO CTS         MSM 11AR
106     P12     MORGAN PMSR MSM 20051FIN        WELLS FARGO CTS         MSM 20051F1N
106     P13     MORGAN PMSR MSM20052ARFIN       WELLS FARGO CTS         MSM20052ARFIN
106     P15     MORGAN PMSR MSM 2005-6AR        WELLS FARGO CTS         MSM 2005-6AR
106     P16     MORGAN PMSR MSM 2005-4          WELLS FARGO CTS         MSM 2005-4
106     P17     MORGAN PMSR MSM 2005-5AR        WELLS FARGO CTS         MSM 2005-5AR
106     P25     MORGAN PMSR MSM 2005-7          WELLS FARGO CTS         MSM 2005-7
106     P32     MORGAN PMSR MSM 2005-3AR        WELLS FARGO CTS         MSM 2005-3AR
106     P35     MORGAN PMSR MSM 2005-10         WELLS FARGO CTS         MSM 2005-10
106     P36     MORGAN PMSR MSM 2005-9AR        WELLS FARGO CTS         MSM 2005-9AR
106     P37     MORGAN PMSR MSM 2005-11AR       WELLS FARGO CTS         MSM 2005-11AR
106     P38     MORGAN PMSR MSM 2006-1AR        WELLS FARGO CTS         MSM 2006-1AR
106     P39     MORGAN PMSR MSM 2006-2AR        WELLS FARGO CTS         MSM 2006-2AR
106     P40     MORGAN PMSR MSM 2006-3AR        WELLS FARGO CTS         MSM 2006-3AR
106     P46     MORGAN PMSR MSM 2006-7          WELLS FARGO CTS         MSM 2006-7
106     P56     MORGAN PMSR MSM 2006-11         WELLS FARGO CTS         MSM 2006-11
106     P58     MORGAN PMSR MSM 2006-6AR        WELLS FARGO CTS         MSM 2006-6AR
106     P59     MORGAN PMSR MSM 2006-8AR        WELLS FARGO CTS         MSM 2006-8AR
106     P62     MORGAN PMSR MSM 2006-9AR        WELLS FARGO CTS         MSM 2006-9AR
106     P63     MORGAN PMSR MSM 2006-2          WELLS FARGO CTS         MSM 2006-2
708     J63     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2004-2AR
708     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
708     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
472     B08     MORGAN STANLEY                  WELLS FARGO CTS         *
708     389     MORGAN STANLEY                  WILSHIRE FHA LOAN       ATTN ROSS LEVINE


(page)


106     V0l     SOCIETE GEN PMSR WHOLE          WELLS FARGO CTS         SOC GEN WHOLE LN
106     V03     SOCIETE GEN PMSR                WELLS FARGO CTS         SGMS 2006-FRE2


(page)


106    H62      SOPAC 1998-1        Wells Fargo CTS      SOPAC 98-1
106    H63      SOPAC 1998-2        Wells Fargo CTS      SOPAC 98-2


(page)


591     H76-001     THORNBURG       WFB MASTER SERVICING    TMST 2002-2
591     H76-002     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W46
591     H76-003     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W53
591     H76-004     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W52
591     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
591     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2
708     382         THORNBURG       WFB MASTER SERVICING    TMST 2006-4
708     390         THORNBURG       WFB MASTER SERVICING    TMST 2006-5
708     B09-001     THORNBURG       WFB MASTER SERVICING    BOA SALE
708     B09-002     THORNBURG       WFB MASTER SERVICING    TMST 2006-1
708     B60         THORNBURG       WFB MASTER SERVICING    TMST 2005-4
708     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
708     L68         THORNBURG       WFB MASTER SERVICING    EMC TRNSF HORNBURG 2005-2
708     M84         THORNBURG       WFB MASTER SERVICING    TMST 2005-3
708     M84-001     THORNBURG       WFB MASTER SERVICING    WELLS 2005-20/LEHMAN SALE
708     P16         THORNBURG       WFB MASTER SERVICING    WFHM 2003-W06
708     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2


(page)


708     H06     UBS WARBURG               WFB MASTER SERVICING    *
472     J15     UBS WARBURG               WFB MASTER SERVICING    SEE CAT
685     J15     UBS WARBURG               WFB MASTER SERVICING    *
472     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
685     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
472     H04     UBS WARBURG               WFB MASTER SERVICING    *
106     904     UBS PMSR MAST2005-2       WFB MASTER SERVICING    MAST 2005-2
106     905     UBS PMSR MABS05-AB1       WFB MASTER SERVICING    MABS 05-AB1
106     908     UBS PMSR MALT2005-5       WFB MASTER SERVICING    MALT2005-5
106     910     UBS PMSR MALT2005-3       WFB MASTER SERVICING    MALT2005-3
106     911     UBS PMSR MALT2005-4       WFB MASTER SERVICING    MALT2005-4
106     913     UBS PMSR MAST2005-6       WFB MASTER SERVICING    MASTR 05-6
106     919     UBS PMSR MALT 2006-1      WFB MASTER SERVICING    MALT 2006-1
106     920     UBS PMSR MABS 06-AB1      WFB MASTER SERVICING    MABS06-AB1
106     921     UBS PMSR MABS 2006-NC1    WFB MASTER SERVICING    MABS 2006-NC1
106     922     UBS PMSR MASTR 2006-HE1   WFB MASTER SERVICING    MASTR 2006-HE1
106     923     UBS PMSR MAST 2006-1      WFB MASTER SERVICING    MAST 2006-1
106     924     UBS PMSR MASTR 2006-2     WFB MASTER SERVICING    MASTR 2006-2
106     931     UBS PMSR MABS 2006-HE4    WFB MASTER SERVICING    MABS 2006-HE4
708     H02     UBS WARBURG               WFB MASTER SERVICING    *
708     H03     UBS WARBURG               WFB MASTER SERVICING    *
591     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H05     UBS WARBURG               WFB MASTER SERVICING    *
708     J15     UBS WARBURG               WFB MASTER SERVICING    *
591     J90     UBS WARBURG               WFB MASTER SERVICING    OPTRED 04-2004
708     J90     UBS WARBURG               WFB MASTER SERVICING    *
708     M32     UBS                       WFB MASTER SERVICING    MABS 2005-AB1
708     M59     UBS                       WFB MASTER SERVICING    MARP 2005-2
708     M71     UBS                       WFB MASTER SERVICING    MASTR 2005-WF1 S/S#U219
591     Q27     UBS WARBURG               WFB MASTER SERVICING    MARM 2002-3
591     Q32     UBS WARBURG               WFB MASTER SERVICING    WFHM 2002-S01
591     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1
708     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1


(page)


                WACHOVIA        WELLS FARGO CTS   *
                NATIONAL
685     D61     BANK
708     280     WACHOVIA        WELLS FARGO CTS   *





EX-35 (o)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Bear Steams Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns Asset Backed Securities I Trust 2006-AC1

Per Section 4.16 of the Pooling and Servicing Agreement, dated as of 7/24/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(i) A review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (p)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 12, 2007

Bear Stearns Asset Backed Securities I LLC
245 Park Avenue
4th Floor
New York, NY 10167

RE: Annual Statement As To Compliance for Bear Stearns Asset Backed Securities I Trust 2006-AC1

Per Section 4.16 of the Pooling and Servicing Agreement, dated as of 7/24/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:


(i) A review of the activities of each such party during the preceding calendar year and of its performance under this Agreement or other applicable servicing agreement has been made under such officer's supervision.

(ii) To the best of such officer's knowledge, based on such review, such party has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of the cure provisions thereof.

(iii) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.



Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A


Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.



EX-99



EX-99.1

Consolidated Financial Statements
Financial Guaranty Insurance Company and Subsidiaries
December 31, 2006
with Report of Independent Auditors





                      Financial Guaranty Insurance Company and Subsidiaries

                                Consolidated Financial Statements


                                        December 31, 2006




                                            Contents

Report of Independent Auditors.......................................................................    1
Consolidated Balance Sheets..........................................................................    2
Consolidated Statements of Income....................................................................    3
Consolidated Statements of Stockholder's Equity......................................................    4
Consolidated Statements of Cash Flows................................................................    5
Notes to Consolidated Financial Statements...........................................................    6






Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholder
Financial Guaranty Insurance Company

We have audited the accompanying consolidated balance sheets of Financial Guaranty Insurance Company and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.



/S/ Ernst & Young LLP


New York, New York
February 2, 2007


              Financial Guaranty Insurance Company and Subsidiaries

                           Consolidated Balance Sheets

                (Dollars in thousands, except per share amounts)
                                                                              December 31,      December 31,
                                                                              2006              2005
                                                                       --------------------------------------
                                                                          (Unaudited)
Assets
Fixed maturity securities, available for sale, at fair value
   (amortized cost of  $3,627,344 in 2006 and $3,277,291 in 2005)          $ 3,627,007       $ 3,258,738
Variable interest entity fixed maturity securities, held to maturity
   at amortized cost                                                           750,000                 -
Short-term investments                                                         211,726           159,334
                                                                       --------------------------------------
                                                                       --------------------------------------
Total investments                                                            4,588,733         3,418,072

Cash and cash equivalents                                                       29,963            45,077
Accrued investment income                                                       49,843            42,576
Reinsurance recoverable on losses                                                1,485             3,271
Prepaid reinsurance premiums                                                   156,708           110,636
Policy acquisition costs deferred, net                                          93,170            63,330
Receivable from related parties                                                  2,483             9,539
Property and equipment, net of accumulated depreciation of $2,107 in
   2006 and  $885 in 2005                                                        2,617             3,092
Prepaid expenses and other assets                                               17,589            10,354
Foreign deferred tax asset                                                       3,491             3,500
Current income tax receivable                                                        -             2,158
                                                                       --------------------------------------
                                                                       --------------------------------------
Total assets                                                               $ 4,946,082       $ 3,711,605
                                                                       ======================================

Liabilities and stockholder's equity
Liabilities:
    Unearned premiums                                                      $ 1,347,592       $ 1,201,163
    Losses and loss adjustment expense reserves                                 40,299            54,812
    Ceded reinsurance balances payable                                           7,524             1,615
    Accounts payable and accrued expenses and other liabilities                 43,405            36,359
    Capital lease obligations                                                    2,941             4,262
    Payable for securities purchased                                            10,770                 -
    Variable interest entity floating rate notes                               750,000                 -
    Accrued interest expense  - variable interest entity                         1,298                 -
    Current income taxes payable                                                17,520                 -
    Deferred income taxes                                                       76,551            45,963
    Dividends payable                                                           10,000                 -
                                                                       --------------------------------------
Total liabilities                                                            2,307,900         1,344,174
                                                                       --------------------------------------

Stockholder's equity:
   Common stock, par value $1,500 per share; 10,000 shares authorized,
     issued and outstanding                                                     15,000            15,000
   Additional paid-in capital                                                1,901,799         1,894,983
   Accumulated other comprehensive income (loss), net of tax                     6,500           (13,597)
   Retained earnings                                                           714,883           471,045
                                                                       --------------------------------------
Total stockholder's equity                                                   2,638,182        $2,367,431
                                                                       --------------------------------------
                                                                       --------------------------------------
Total liabilities and stockholder's equity                                 $ 4,946,082       $ 3,711,605
                                                                       ======================================

See accompanying notes to consolidated financial statements.



              Financial Guaranty Insurance Company and Subsidiaries

                        Consolidated Statements of Income

                             (Dollars in thousands)




                                                                        Year ended      Year ended     Year ended
                                                                       December 31,    December 31,   December 31,
                                                                           2006            2005           2004
                                                                      -----------------------------------------------
         Revenues:
            Gross direct and assumed premiums written                    $  441,231      $  410,202     $  323,575
            Reassumed ceded premiums                                              -               -          4,959
            Ceded premiums written                                          (74,417)        (29,148)       (14,656)
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
            Net premiums written                                            366,814         381,054        313,878
            Change in net unearned premiums                                (100,357)       (156,485)      (138,929)
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
         Net premiums earned                                                266,457         224,569        174,949

         Net investment income                                              138,475         117,072         97,709
         Interest income - investments held by variable interest
            entity                                                           35,893               -              -
         Net realized gains                                                     274             101            559
         Net realized and unrealized gains (losses) on credit
            derivative contracts                                                507            (167)             -
         Other income                                                         1,815             762            736
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
         Total revenues                                                     443,421         342,337        273,953

         Expenses:
            Loss and loss adjustment expenses                                (8,700)         18,506          5,922
            Underwriting and other operating expenses                        91,614          82,064         73,426
            Policy acquisition costs deferred, net                          (39,728)        (38,069)       (32,952)
            Amortization of policy acquisition costs deferred                11,486           8,302          2,038
            Interest expense - debt held by variable interest entity         35,893               -              -
                                                                       --------------- -------------- ---------------
         Total expenses                                                      90,565          70,803         48,434
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------

         Income before income tax expense                                   352,856         271,534        225,519

         Income tax expense:
            Current                                                          67,895          32,370         42,510
            Deferred                                                         21,123          32,738         12,923
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
         Total income tax expense                                            89,018          65,108         55,433
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
         Net income                                                      $  263,838      $  206,426    $   170,086
                                                                       =============== ============== ===============


See accompanying notes to consolidated financial statements.


            Financial Guaranty Insurance Company and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                             (Dollars in thousands)

                                                                                                            Accumulated Other
                                                                                            Additional        Comprehensive
                                                                              Common         Paid-in         (Loss) Income,
                                                                              Stock          Capital           Net of Tax
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------
Balance at January 1, 2004                                                       15,000        1,857,772            2,059
Net income                                                                            -              -                  -
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                 -              -              9,340
   Change in foreign currency translation adjustment, net of tax                      -              -              4,086


Total comprehensive income
Capital contribution                                                                  -           25,000                -
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------
Balance at December 31, 2004                                                     15,000        1,882,772           15,485
Net income                                                                            -              -                  -
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                 -              -            (23,550)
   Change in foreign currency translation adjustment, net of tax                      -              -             (5,532)


Total comprehensive income
Capital contribution                                                                  -           12,211                -
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------
Balance at December 31, 2005                                                     15,000        1,894,983          (13,597)
Net Income                                                                            -              -                  -
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                 -              -             11,901
   Change in foreign currency translation adjustment, net of tax                      -              -              8,196

Total comprehensive income                                                            -              -                -
Dividends declared to FGIC Corp.                                                      -              -                -
Amortization of stock options and restricted stock                                    -            6,816              -
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------
Balance at December 31, 2006                                                   $ 15,000       $1,901,799        $   6,500
                                                                          ===================================================


See accompanying notes to consolidated financial statements.


              Financial Guaranty Insurance Company and Subsidiaries

           Consolidated Statements of Stockholder's Equity (Continued)

                             (Dollars in thousands)



                                                                             Retained
                                                                             Earnings          Total
                                                                          ---------------------------------
                                                                          ---------------------------------
Balance at January 1, 2004                                                       94,533         1,969,364
Net income                                                                      170,086           170,086
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                -              9,340
   Change in foreign currency translation adjustment, net of tax                     -              4,086
                                                                                          -----------------
Total comprehensive income                                                                        183,512
Capital contribution                                                                 -             25,000
                                                                          ---------------------------------
                                                                          ---------------------------------
Balance at December 31, 2004                                                    264,619         2,177,876
Net income                                                                      206,426           206,426
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                -            (23,550)
   Change in foreign currency translation adjustment, net of tax                     -             (5,532)
                                                                                          -----------------
Total comprehensive income                                                                        177,344
Capital contribution                                                                 -             12,211
                                                                          ---------------------------------
                                                                          ---------------------------------
Balance at December 31, 2005                                                    471,045         2,367,431
Net Income                                                                      263,838           263,838
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                -             11,901
   Change in foreign currency translation adjustment, net of tax                     -              8,196
                                                                                          -----------------
Total comprehensive income                                                           -            283,935
Dividends declared to FGIC Corp.                                                (20,000)          (20,000)
Amortization of stock options and restricted stock                                   -              6,816
                                                                          ---------------------------------
                                                                          ---------------------------------
Balance at December 31, 2006                                                $   714,883      $  2,638,182
                                                                          =================================


See accompanying notes to consolidated financial statements.


              Financial Guaranty Insurance Company and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)




                                                               Year ended    Year ended     Year ended
                                                              December 31,  December 31,   December 31,
                                                                  2006          2005           2004
                                                             --------------------------------------------
                                                             --------------------------------------------
Operating activities
Net income                                                     $  263,838     $  206,426    $  170,086
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Amortization of policy acquisition costs deferred             11,486          8,574         2,038
     Policy acquisition costs deferred                            (39,728)       (38,069)      (32,952)
     Depreciation of property and equipment                         1,222            721           164
     Amortization of fixed maturity securities                     33,774         31,504        37,013
     Amortization of short-term investments                           131            481            29
     Net realized gains on investments                               (274)          (101)         (559)
     Stock compensation expense                                     6,816              -             -
     Change in accrued investment income, prepaid
      expenses, foreign deferred tax asset, and other
      assets, net                                                 (14,725)        (8,504)       (5,545)
     Change in realized and unrealized gains on credit
      derivative contracts                                          1,336            167             -
     Change in current income taxes receivable                          -              -           126
     Change in reinsurance recoverable on losses                    1,786           (217)        5,011
     Change in prepaid reinsurance premiums                       (46,072)        (1,344)       14,476
     Change in other reinsurance receivables                            -              -         5,295
     Change in receivable from related parties                      7,056         (8,737)        8,957
     Change in unearned premiums                                  147,589        157,829       124,452
     Change in loss and loss adjustment expenses                  (14,513)        15,631        (1,286)
     Change in ceded reinsurance balances payable and
      accounts payable and accrued expenses and other
      liabilities                                                  10,529          8,923         7,348
     Change in current income taxes payable                        19,678         (6,559)        4,401
     Change in accrued interest expense - variable
     interest entity                                                1,298              -             -
     Change in deferred federal income taxes                       20,878         19,252        12,923
                                                             --------------------------------------------
                                                             --------------------------------------------
Net cash provided by operating activities                         412,105        385,977       351,977
                                                             --------------------------------------------
                                                             --------------------------------------------

Investing activities
Sales and maturities of fixed maturity securities                 198,186        122,638       284,227
Purchases of fixed maturity securities                           (576,386)      (520,089)     (546,028)
Purchases, sales and maturities of short-term
  investments, net                                                (52,126)       (19,342)     (126,125)
Receivable for securities sold                                          -            (20)          170
Payable for securities purchased                                   10,770         (5,715)        5,715
Purchase of fixed assets                                             (477)        (1,405)       (2,572)
Purchase of investments held by variable interest entity         (750,000)             -             -
                                                             --------------------------------------------
                                                             --------------------------------------------
Net cash used in investing activities                          (1,170,033)      (423,933)     (384,613)
                                                             --------------------------------------------
                                                             --------------------------------------------

Financing activities
Proceeds from issuance of debt held by variable interest
entity                                                            750,000              -             -
Capital contribution                                                    -         12,211        25,000
Dividends paid                                                    (10,000)             -             -
                                                             --------------------------------------------
                                                             --------------------------------------------
Net cash provided by  financing activities                        740,000         12,211        25,000
                                                             --------------------------------------------
                                                             --------------------------------------------
Effect of exchange rate changes on cash                             2,814          1,530        (1,717)
                                                             --------------------------------------------
                                                             --------------------------------------------
Net decrease in cash and cash equivalents                         (15,114)       (24,215)       (9,353)

Cash and cash equivalents at beginning of period                   45,077         69,292        78,645
                                                             --------------------------------------------
                                                             --------------------------------------------
Cash and cash equivalents at end of period                     $   29,963     $   45,077    $   69,292
                                                             ============================================
                                                             ============================================

Supplemental disclosure of cash flow information
Income taxes paid                                              $   47,507     $   49,613    $   40,890
Interest paid - debt held by variable interest entity          $   34,595              -             -

See accompanying notes to consolidated financial statements.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



1. Business and Organization

Financial Guaranty Insurance Company (the "Company" or "FGIC") is a wholly owned subsidiary of FGIC Corporation ("FGIC Corp."). The Company provides financial guaranty insurance and other forms of credit enhancement for public finance and structured finance obligations. The Company's financial strength is rated "Aaa" by Moody's Investors Service, Inc., "AAA" by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies, Inc., and "AAA" by Fitch Ratings, Inc. The Company is licensed to write financial guaranty insurance in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and, through a branch, the United Kingdom. In addition, a United Kingdom subsidiary of the Company is authorized to write financial guaranty business in the United Kingdom and has passport rights to write business in other European Union member countries.

On December 18, 2003, an investor group consisting primarily of The PMI Group, Inc. ("PMI"), affiliates of the Blackstone Group L.P. ("Blackstone"), affiliates of the Cypress Group L.L.C. ("Cypress") and affiliates of CIVC Partners L.P. ("CIVC") (collectively, the "Investor Group") completed the acquisition of FGIC Corp. from a subsidiary of General Electric Capital Corporation ("GE Capital") in a transaction valued at approximately $2,200,000 (the "Transaction"). An affiliate of GE Capital owns 2,346 shares, or 100%, of FGIC Corp.'s Senior Participating Mandatorily Convertible Modified Preferred Stock ("Senior Preferred Shares"), with an aggregate liquidation preference of $287,255 as of December 31, 2006, and approximately 5% of FGIC Corp.'s outstanding common stock.

PMI is the largest stockholder of FGIC Corp., owning approximately 42% of its common stock at December 31, 2006 and 2005. Blackstone, Cypress and CIVC owned approximately 23%, 23% and 7% of FGIC Corp.'s common stock, respectively, at December 31, 2006 and 2005.

2. Basis of Presentation

The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest. All significant intercompany balances have been eliminated.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared on the basis of GAAP, which differs in certain respects from the accounting practices prescribed or permitted by the New York State Insurance Department (see Note 4). Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies

The Company's significant accounting policies are as follows:

a. Investments

All the Company's fixed maturity securities are classified as available for sale and are recorded on the trade date at fair value. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive (loss) income, net of applicable income taxes, in the consolidated statements of stockholders' equity. Short-term investments are carried at fair value, which approximates cost.

Bond discounts and premiums are amortized over the remaining terms of the respective securities. Realized gains or losses on the sale of investments are determined based on the specific identification method.

Securities that have been determined to be other than temporarily impaired are reduced to realizable value, establishing a new cost basis, with a charge to realized loss at such date.

b. Cash and Cash Equivalents

The Company considers all bank deposits, highly liquid securities and certificates of deposit with maturities of three months or less at the date of purchase to be cash equivalents. These cash equivalents are carried at cost, which approximates fair value.

c. Premium Revenue Recognition

Direct and assumed premiums are received either up-front or over time on an installment basis. The premium collection method is determined at the time the policy is issued. Up-front premiums are paid in full at the inception of the policy and are earned over the period of risk in proportion to the total amount of principal and interest amortized in the period as a proportion of the original principal and interest outstanding. Installment premiums are collected periodically and are reflected in income pro rata over the period covered by the premium payment, including premiums received on credit default swaps (see Note
6).

Gross direct and assumed premiums written for the years ended December 31, 2006, 2005, and 2004 include $15,989, $965, and $0, respectively, of assumed premiums written.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

Unearned premiums represent the portion of premiums received applicable to future periods on insurance policies in force. When an obligation insured by the Company is refunded by the issuer prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. A refunding occurs when an insured obligation is called or legally defeased prior to stated maturity. Premiums earned on refundings were $41,836, $54,795, and $42,695 for the years ended December 31, 2006, 2005, and 2004, respectively.

Ceded premiums are recognized in a manner consistent with the premium earned on the underlying policies.

d. Policy Acquisition Costs

Policy acquisition costs include only those expenses that relate directly to and vary with premium production. Such costs include compensation of employees involved in marketing, underwriting and policy issuance functions, rating agency fees, premium taxes, ceding commissions paid on assumed policies and certain other expenses. In determining policy acquisition costs, the Company must estimate and allocate the percentage of its costs and expenses that are attributable to premium production, rather than to other activities. Policy acquisition costs, net of ceding commission income on premiums ceded to reinsurers, are deferred and amortized over the period in which the related premiums are earned. Anticipated loss and loss adjustment expenses, future maintenance costs on the in-force business and net investment income are considered in determining the recoverability of acquisition costs.

e. Loss and Loss Adjustment Expense Reserves

Provision for loss and loss adjustment expenses falls into two categories: case reserves and watchlist reserves. Case reserves are established for the value of estimated losses on specific insured obligations that are presently or likely to be in payment default and for which future loss is probable and can be reasonably estimated. These reserves represent an estimate of the present value of the anticipated shortfall between (1) payments on insured obligations plus anticipated loss adjustment expenses and (2) anticipated cash flow from, and proceeds to be received on, sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

The Company establishes watchlist reserves to recognize the potential for claims against the Company on insured obligations that are not presently in payment default, but which have migrated to an impaired level where there is a substantially increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watchlist reserve relies on a categorization and assessment of the probability of default, and loss severity in the event of default, of the specific impaired obligations on the watchlist based on historical trends and other factors. The watchlist reserves are adjusted as necessary to reflect changes in the loss expectation inherent in the group of impaired credits.

The reserves for loss and loss adjustment expenses are reviewed regularly and updated based on claim payments and the results of surveillance. The Company conducts ongoing insured portfolio surveillance to identify all impaired obligations and thereby provide a materially complete recognition of potential losses for each accounting period. The reserves are necessarily based upon estimates and subjective judgments about the outcome of future events, and actual results will likely differ from these estimates. Adjustments of estimates made in prior years may result in additional loss and loss adjustment expenses or a reduction of loss and loss adjustment expenses in the period an adjustment is made.

Reinsurance recoverable on losses is calculated in a manner consistent with the calculation of loss and loss adjustment expenses.

f. Income Taxes

Deferred tax assets and liabilities are recognized to reflect the tax impact attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which a change occurs.

g. Property and Equipment

Property and equipment consists of office furniture, fixtures, computer equipment and software and leasehold improvements that are reported at cost less accumulated depreciation. Office furniture and fixtures are depreciated on a straight-line basis over five years. Leasehold improvements are amortized over their estimated service lives or over the life of the lease, whichever is shorter. Computer equipment and software are depreciated over three years. Maintenance and repairs are charged to expense as incurred.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

h. Foreign Currency Translation

The Company has an established foreign branch and three subsidiaries in the United Kingdom and insured exposure from a former branch in France. The Company has determined that the functional currencies of these operations are their local currencies. Accordingly, the assets and liabilities of these operations are translated into U.S. dollars at the rates of exchange at December 31, 2006 and 2005, and revenues and expenses are translated at average monthly exchange rates. The cumulative translation gain (loss) at December 31, 2006 and 2005 was $6,750 and $(1,446), respectively, net of tax (expense) benefit of ($3,580) and $723, respectively, and is reported as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders' equity.

i. Stock Compensation Plan

FGIC Corp. has an incentive stock plan that provides for stock-based compensation, including stock options, restricted stock awards and restricted stock units. Stock options are granted for a fixed number of shares with an exercise price equal to or greater than the estimated fair value of the common stock at the date of the grant. Restricted stock awards and units are valued at the estimated fair value of the common stock on the grant date. Prior to January 1, 2006, the Company accounted for grants under this plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment ("SFAS No. 123 (R)), using the modified-prospective-transition method. Under that method, compensation cost includes all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). The Company has estimated the fair value of all stock options at the date of grant using the Black-Scholes-Merton option pricing model. Results for prior periods have not been restated.

j. Variable Interest Entities

Financial Interpretation No.46-R, Consolidation of Variable Interest Entities ("FIN 46-R"), provides accounting and disclosure rules for determining whether certain entities should be consolidated in the Company's consolidated financial statements. An entity is subject to FIN 46-R, and is called a Variable Interest Entity ("VIE"), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support or
(ii) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the majority of expected losses or receive the majority of expected residual returns of the entity.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

Under FIN 46-R, a VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. FIN 46-R requires disclosures for companies that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, Consolidation of all Majority-Owned Subsidiaries.

As part of its structured finance business, the Company insures debt obligations or certificates issued by special purpose entities. The Company has evaluated the relevant transactions and does not believe any such transactions require consolidation or disclosure under FIN 46-R other than as disclosed in Note 10.

k. Derivative Instruments

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, all derivative instruments are recognized on the consolidated balance sheet at their fair value, and changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges.

The Company provides credit default swaps ("CDSs") to certain buyers of credit protection by entering into contracts that reference collateralized debt obligations from cash and synthetic structures backed by pools of corporate, consumer or structured finance debt. It also offers credit protection on public finance and structured finance obligations in CDS form. The Company considers CDS agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, and to record losses and loss adjustment expenses and changes in fair value as incurred.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

l. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribes metrics for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on other matters related to accounting for income taxes. FIN 48 is applicable for fiscal years beginning after December 15, 2006, with earlier application encouraged if financial statements, including interim financial statements, have not been issued for the period of adoption. The Company has not elected early application, and the interpretation is not expected to have a material impact on the Company's operating results or financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and addresses issues raised in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The primary objectives of SFAS No. 155 are: (i) with respect to SFAS No. 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS No. 140, eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after January 1, 2007. The Company will adopt SFAS No. 155 on January 1, 2007 and is currently evaluating the implications of SFAS No. 155 on its financial statements. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's operating results or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its application could change current practices in determining fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the implications of SFAS No. 157 and its potential impact on the Company's financial statements.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

m. Review of Financial Guaranty Industry Accounting Practices

The FASB is drafting a pronouncement to address loss reserving, premium recognition and deferred acquisition costs in the financial guaranty industry. Currently, the financial guaranty industry accounts for financial guaranty insurance contracts under SFAS No. 60, Accounting and Reporting by Insurance Enterprises, which was developed prior to the emergence of the financial guaranty industry. As SFAS No. 60 does not specifically address financial guaranty contracts, there has been diversity in the manner in which different financial guarantors account for these contracts. The purpose of the pronouncement would be to provide authoritative guidance on accounting for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133. When the FASB issues a final pronouncement, the Company, along with other companies in the financial guaranty industry, may be required to change certain aspects of accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact the FASB's pronouncement may have on the Company's accounting practices.

4. Statutory Accounting Practices

Statutory-basis surplus of the Company at December 31, 2006 and 2005 was $1,130,779 and $1,162,904, respectively. Statutory-basis net income for the years ended December 31, 2006, 2005 and 2004 was $220,519, $192,009 and
$144,100, respectively. The Company's statutory contingency reserves were $1,274,274 and $1,035,397 as of December 31, 2006 and 2005.



             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



5. Investments

The amortized cost and fair values of investments classified as fixed maturity securities are as follows:

                                                            Gross           Gross
                                          Amortized      Unrealized      Unrealized
                                            Cost            Gains          Losses        Fair Value
                                       ---------------------------------------------------------------
At December 31, 2006
Available for sale:
Obligations of states and political
   subdivisions                          $ 3,117,989      $  27,105       $   20,879     $ 3,124,215
Asset- and mortgage-backed securities        275,647            814            3,574         272,887
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                  90,978            528            1,655          89,851
Corporate bonds                               87,805             85            1,776          86,114
Debt securities issued by foreign
   governments                                41,426             15              245          41,196
Preferred stock                               13,499              -              755          12,744
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
Total fixed maturity securities            3,627,344         28,547           28,884       3,627,007
Short-term investments                       211,749              -               23         211,726
Held to maturity:
Variable interest entity fixed
   maturity securities                       750,000              -                -         750,000
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
Total investments                        $ 4,589,093      $  28,547       $   28,907     $ 4,588,733
                                       ===============================================================


                                                            Gross           Gross
                                          Amortized      Unrealized      Unrealized
                                            Cost            Gains          Losses        Fair Value
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
At December 31, 2005
 Obligations of states and political
   subdivisions                          $ 2,777,807      $  12,718       $  26,410      $ 2,764,115
 Asset- and mortgage-backed securities       209,148            135           3,490          205,793
 U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                 148,785          1,387           2,036          148,136
 Corporate bonds                              91,422            501           1,486           90,437
 Debt securities issued by foreign
   governments                                30,930            345               5           31,270
 Preferred stock                              19,199            427             639           18,987
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
 Total fixed maturity securities           3,277,291         15,513          34,066        3,258,738
 Short-term investments                      159,334              -               -          159,334
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
 Total investments                       $ 3,436,625      $  15,513       $  34,066      $ 3,418,072
                                       ===============================================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



5. Investments (continued)

The following table shows gross unrealized losses and the fair value of fixed maturity securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

                                         Less Than 12 Months               12 Months or More                       Total
                               ----------------------------------------------------------------------------------------------------
                               ----------------------------------------------------------------------------------------------------
                                 Fair    Unrealized   No. of        Fair     Unrealized  No. of        Fair   Unrealized   No. of
                                 Value      Losses    Securities    Value      Losses   Securities    Value     Losses   Securities
                               ----------------------------------------------------------------------------------------------------
Obligations of states and       $582,407     $1,971     173      $1,173,894    $18,908     263     $1,756,301    $20,879    436
   political subdivisions
Asset- and mortgage-backed
   securities                     54,862        365      13         149,103      3,209      40        203,965      3,574     53
U.S. Treasury securities and
   obligations of U.S.
   government corporations and
   agencies                       11,988         78       5          53,238      1,578      10         65,226      1,656     15
Other                             54,123        542      73          62,892      1,478      50        117,015      2,020    123
Preferred stock                        -          -      -           12,742        756       1         12,742        756      1
                               ----------------------------------------------------------------------------------------------------
                               ----------------------------------------------------------------------------------------------------
Total temporarily impaired      $703,380     $2,956     264      $1,451,869    $25,929     364     $2,155,249     $28,885    628
   securities
                               ====================================================================================================

The unrealized losses in the Company's investments were caused by interest rate increases. The Company has evaluated the credit ratings of these securities and noted no deterioration. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value above amortized cost, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2006.

Investments in fixed maturity securities carried at fair value of $4,456 and $4,625 as of December 31, 2006 and 2005, respectively, were on deposit with various regulatory authorities, as required by law.

The amortized cost and fair values of investments in fixed maturity securities available for sale at December 31, 2006 are shown below by contractual maturity date. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                Amortized             Fair
                                                                  Cost                Value
                                                           ----------------------------------------

Due within one year                                           $       72,446      $       72,036
Due after one year through five years                                746,986             734,423
Due after five years through ten years                             1,496,067           1,490,829
Due after ten years                                                1,311,845           1,329,719
                                                           ----------------------------------------
Total                                                         $    3,627,344      $    3,627,007
                                                           ========================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



5. Investments (continued)

For the years ended December 31, 2006, 2005 and 2004, proceeds from sales of fixed maturity securities, available for sale, were $20,781, $31,380 and $178,030, respectively. For the years ended December 31, 2006, 2005 and 2004, gross gains of $382, $185 and $1,859 respectively, and gross losses of $108, $84 and $1,300, respectively, were realized on such sales.

Net investment income of the Company was derived from the following sources:

                                                                               Year ended December 31,
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
                                                                     2006                 2005               2004
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
Income from fixed maturity securities                            $   130,498         $    112,616         $  97,720
Income from short-term investments                                    10,556                6,801             1,450
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
Total investment income                                              141,054              119,417            99,170
Investment expenses                                                   (2,579)              (2,345)           (1,461)
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
Net investment income                                                138,475              117,072            97,709
Interest income - investments held by variable interest
   entity                                                             35,893                    -                 -
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
                                                                    $   174,368           117,072            97,709
                                                             =============================================================

As of December 31, 2006, the Company did not have more than 3% of its investment portfolio concentrated in a single issuer or industry; however, the Company had the following investment concentrations by state:

                                           Fair Value
                                       -------------------
                                       -------------------

New York                                 $      325,042
Texas                                           281,781
Florida                                         223,742
New Jersey                                      191,543
Illinois                                        186,600
California                                      180,295
Massachusetts                                   155,202
Michigan                                        128,268
                                       -------------------
                                              1,672,473

All other states                              1,389,883
All other investments                           776,377
                                       -------------------
                                       -------------------
Total investments                        $    3,838,733
                                       ===================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



6. Derivative Instruments

The Company provides CDSs to certain buyers of credit protection by entering into contracts that reference collateralized debt obligations from cash and synthetic structures backed by pools of corporate, consumer or structured finance debt. It also offers credit protection on public finance and structured finance obligations in CDS form. The Company considers CDS agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect revenues as a component of premiums, and to record claims payments, expected claims as loss and loss adjustment expenses, and changes in fair value as "Net realized and unrealized gains (losses) on credit derivative contracts" on the Consolidated
Statements of Income. The Company recorded revenue under CDS agreements of $17,095, $3,036 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company has recorded no losses and loss adjustments expenses related to CDS agreements.

The gains and losses recognized by recording CDS agreements at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, the determination of fair value is based on an internally developed model. As of December 31, 2006 and 2005, all fair value prices were determined using an internally developed model. The following table summarizes the realized and unrealized gains (losses) on credit derivative agreements.

                                                                      Year ended December 31,
                                                                 ----------------------------------
                                                                        2006             2005
                                                                 ----------------- ----------------

    Change in unrealized gains                                      $    2,887         $     545
    Change in unrealized losses                                        (4,223)             (712)
    Realized gains                                                       1,843                 -
    Realized losses                                                          -                 -
                                                                 ----------------- ----------------
                                                                 ----------------- ----------------
Net  realized   and   unrealized   gains   (losses)  on  credit     $      507         $   (167)
    derivative contracts
                                                                 ================= ================

The mark-to-market gain and (loss) on the CDS portfolio were $314 and ($1,817) at December 31, 2006, and $545 and ($712) at December 31, 2005, and were recorded in "Other assets" and in "Other liabilities," respectively.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



7. Income Taxes

The Company files a consolidated federal income tax return with FGIC Corp. The method of allocation between FGIC Corp. and its subsidiaries is determined under a tax sharing agreement approved by the Company's Board of Directors and the New
York State Insurance Department, and is based upon separate return calculations.

The Company is permitted a tax deduction, subject to certain limitations, for amounts required to be set aside in statutory contingency reserves by state law or regulation. The deduction is allowed only to the extent the Company purchases
U.S. Government non-interest bearing tax and loss bonds in an amount equal to the tax benefit attributable to such deductions. Purchases of tax and loss bonds are recorded as a reduction of current tax expense. The Company did not purchase any tax and loss bonds in the year ended December 31, 2006. For the years ended
December 31, 2005 and 2004, the Company purchased $13,565 and $10,810, respectively, of tax and loss bonds.

The following is a reconciliation of foreign and domestic income taxes computed at the statutory income tax rate and the provision for foreign and domestic income taxes:

                                                                  Year ended December 31,
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------
                                                            2006            2005               2004
                                                     ---------------------------------------------------
              Income taxes computed on income           $   123,500      $   95,037       $    78,932
                before provision for federal income
                taxes, at the statutory income tax
                rate
              State and local income taxes, net of
                Federal income taxes                            756             453              479
              Tax effect of:
                 Tax-exempt interest                        (35,646)        (31,072)         (28,015)
                 Other, net                                     408             690            4,037
                                                     ---------------------------------------------------
              Provision for income taxes                $    89,018      $   65,108       $   55,433
                                                     ===================================================

Following are the foreign and domestic components of provision of income taxes:

                                                                  Year ended December 31,
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------
                                                            2006            2005               2004
                                                     ---------------------------------------------------
              Foreign
                 Current                                $      (383)     $    2,409       $     (983)
                 Deferred                                      (752)         (3,038)               -
               Domestic
                 Current                                     68,278          29,961           43,492
                 Deferred                                    21,875          35,776           12,924
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------
               Total                                    $    89,018      $   65,108       $   55,433
                                                     ===================================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



7. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability at December 31, 2006 and 2005 are presented below:

                                                                            2006              2005
                                                                   --------------------------------------
 Deferred tax assets:
    Tax and loss bonds                                                $      24,375        $   24,375
    Loss and loss adjustment expense reserves                                 3,717             6,180
    AMT credit carryforward                                                       -             7,140
    Property and equipment                                                      125                83
    Deferred compensation                                                     5,222             1,483
    Capital lease                                                             2,591             2,483
    Net operating loss on foreign subsidiaries                                4,228             2,948
    Other                                                                       586               266
                                                                   --------------------------------------
 Total gross deferred tax assets                                             40,844            44,958
                                                                   --------------------------------------

 Deferred tax liabilities:
    Contingency reserves                                                     42,656            42,656
    Unrealized gains on fixed maturity securities
      available for sale                                                     15,734            12,883
    Deferred acquisition costs                                               26,558            19,639
    Premium revenue recognition                                              22,915            10,359
    Profit commission                                                         1,444             1,435
    Unrealized gains on foreign currency                                      3,581               194
    Other                                                                     1,016               255
                                                                   --------------------------------------
                                                                   --------------------------------------
 Total gross deferred tax liabilities                                       113,904            87,421
                                                                   --------------------------------------
                                                                   --------------------------------------
 Net deferred tax liability                                           $      73,060        $   42,463
                                                                   ======================================

As of December 31, 2006 and 2005, there were gross foreign deferred tax assets of $4,359 and $3,677, respectively, and gross foreign deferred tax liabilities of $868 and $177, respectively. The net operating losses on foreign subsidiaries of $14,094 as of December 31, 2006 were generated by FGIC's United Kingdom subsidiaries. The United Kingdom does not allow net operating losses to be carried back, but does permit them to be carried forward indefinitely. Based upon projections of future taxable income over the periods in which the deferred tax assets are deductible and the estimated reversal of future taxable temporary differences, the Company believes it is more likely than not that it will realize the benefits of these deductible differences and, therefore, has not established a valuation allowance at December 31, 2006 and 2005.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



7. Income Taxes (continued)

The Company's consolidated income tax return for the year ended December 31, 2004 is currently under examination by tax authorities. In the opinion of management, adequate provision has been made for any additional taxes that may become due as a result of current or future examinations by tax authorities.

8. Reinsurance

Reinsurance is the commitment by one insurance company (the reinsurer) to reimburse another insurance company (the ceding company) for a specified portion of the insurance risks under policies issued by the ceding company in consideration for a portion of the related premiums received. The ceding company typically will receive a ceding commission from the reinsurer.

The Company uses reinsurance to increase its capacity to write insurance for obligations of large, frequent issuers; to meet internal, rating agency or regulatory single risk limits; to diversify risk; and to manage rating agency and regulatory capital requirements. In 2005 and 2006, the Company arranged reinsurance primarily on a facultative (transaction-by-transaction) basis.
During 2006, the Company began arranging reinsurance on a proportional share basis, as well.

The Company seeks to place reinsurance with financially strong reinsurance companies since, as a primary insurer, the Company is required to fulfill all its obligations to policyholders even where a reinsurer fails to perform its obligations under the applicable reinsurance agreement. The Company regularly monitors the financial condition of its reinsurers. Under most of the Company's reinsurance agreements, the Company has the right to reassume all the exposure ceded to a reinsurer (and receive all the remaining unearned premiums ceded) in the event of a ratings downgrade of the reinsurer or the occurrence of certain other events. In certain of these cases, the Company also has the right to impose additional ceding commissions.

In 2004, some of the Company's reinsurers were downgraded by the rating agencies, reducing the financial benefits of using reinsurance under rating agency capital adequacy models, because the Company must allocate additional capital to the related reinsured exposure. In connection with such a downgrade, the Company reassumed $4,959 of ceded premiums for the year ended December 31, 2004.

Under certain reinsurance agreements, the Company holds collateral in the form of letters of credit and trust agreements. Such collateral totaled $102,370 at December 31, 2006, and can be drawn on in the event of default by the reinsurer.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



8. Reinsurance (continued)

Reinsurance decreased the following balances recorded in the consolidated statements of income as follows:

                                                    Year ended December 31,
                                        -------------------------------------------------
                                        -------------------------------------------------
                                               2006            2005             2004
                                        -------------------------------------------------

Net premiums earned                        $    28,324   $      25,921    $      24,173
Loss and loss adjustment expenses                1,722             217            4,759

9. Loss and Loss Adjustment Expenses

Activity in the reserves for loss and loss adjustment expenses is summarized as follows:

                                                Year ended December 31,
                                    -------------------------------------------------
                                    -------------------------------------------------
                                         2006             2005          2004
                                    -------------------------------------------------

Case reserves                          $   33,328      $   15,700     $   18,900
Watchlist reserves                         21,484          23,481         21,567
                                    -------------------------------------------------
                                    -------------------------------------------------
Balance at beginning of period             54,812          39,181           40,467
Less reinsurance recoverable               (3,271)         (3,054)          (8,065)
                                    -------------------------------------------------
Net balance                                51,541          36,127           32,402
                                    -------------------------------------------------
Incurred related to:
  Current period                                -          23,985           11,756
  Prior periods                            (8,700)         (5,479)          (5,834)
                                    -------------------------------------------------
Total incurred                             (8,700)         18,506            5,922
                                    -------------------------------------------------

Paid related to:
  Current period                                -          (1,993)               -
  Prior periods                            (4,027)         (1,099)          (2,197)
                                    -------------------------------------------------
Total paid                                 (4,027)         (3,092)          (2,197)
                                    -------------------------------------------------
                                    -------------------------------------------------

Net balance                                38,814          51,541           36,127
Plus reinsurance recoverable                1,485           3,271            3,054


Case reserves                              28,558          33,328           15,700
Watchlist reserves                         11,741          21,484           23,481
                                    -------------------------------------------------
                                    -------------------------------------------------
Balance at end of period               $   40,299     $    54,812      $    39,181
                                    =================================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



9. Loss and Loss Adjustment Expenses (continued)

Case reserves were discounted at interest rates of approximately 4.6% and 4.5%
in 2006 and 2005, respectively. The amount of the discount at December 31, 2006 and 2005 was $6,369 and $15,015, respectively.

At December 31, 2005, the Company had insured public finance obligations located in the City of New Orleans and the immediately surrounding areas and an investor-owned utility in New Orleans that were impacted by Hurricane Katrina.
During the year ended December 31, 2006, incurred loss expense consisted primarily of the release of reserves on certain obligations impacted by Hurricane Katrina due to the improved financial condition of these credits and activity related to several structured finance transactions. During the year ended December 31, 2005, incurred loss expense consisted primarily of the establishment of reserves on obligations impacted by Hurricane Katrina and incurred expense related to several structured finance transactions. Loss and loss adjustment expense included (benefit) expense of $(7,919) and $20,093 related to obligations impacted by Hurricane Katrina for the years ended
December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005 loss reserves and reinsurance recoverables included $8,967 and $255 and $21,833 and $1,740, respectively, related to obligations impacted by Hurricane Katrina. Loss reserves at December 31, 2006 and 2005 were based on management's assessment that the associated insured obligations have experienced impairment due to diminished revenue sources. Given the unprecedented nature of the events and the magnitude of damage in the affected areas related to Hurricane Katrina, the loss reserves were necessarily based upon estimates and subjective judgments about the outcomes of future events. The loss reserves were adjusted as additional information was available.

The Company paid no claims related to insured public finance obligations impacted by Hurricane Katrina during the year ended December 31, 2006. During the year ended December 31, 2005, the Company paid claims totaling $4,855 related to the insured public finance obligations and was fully reimbursed for these claims payments in 2005.

During the years ended December 31, 2006 and 2005, the Company paid claims totaling $4,216 and $1,055, respectively, related to the investor-owned utility impacted by Hurricane Katrina and received reimbursements of $796 in 2006, for these claims payments. For the years ended December 31, 2006 and 2005, the Company paid loss adjustment expenses for professional fees totaling $1,835 and $748, respectively, related to the investor-owned utility and received reimbursements of $1,792 for these expenses in 2006. The Company has not recorded a potential recovery for paid claims and loss adjustment expenses that have not been reimbursed as of December 31, 2006.

During the year ended December 31, 2004, the increase in incurred loss and loss adjustment expense related to several structured finance transactions of one particular issuer.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



10. Variable Interest Entities

FIN 46-R provides accounting and disclosure rules for determining whether certain entities should be consolidated in the Company's consolidated financial statements. An entity is subject to FIN 46-R, and is called a variable interest entity ("VIE"), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support or
(ii) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the majority of its expected losses or receive the majority of its expected residual returns. A VIE must be consolidated by its primary beneficiary, which is the party that has a majority of the VIE's expected losses or a majority of its expected residual returns, or both.

Additionally, FIN 46-R requires disclosures for companies that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, Consolidation of all Majority-Owned Subsidiaries.

As part of its structured finance business, the Company insures debt obligations or certificates issued by special purpose entities. During the first quarter of 2006, the Company consolidated a VIE as a result of financial guarantees provided by the Company on one transaction related to the securitization of life insurance reserves. This third-party VIE had assets of $750,000 and an equal amount of liabilities at December 31, 2006, which are shown under "Assets -
Variable interest entity fixed maturity securities, held to maturity at amortized cost" and "Liabilities - Variable interest entity floating rate notes," respectively, on the Company's consolidated balance sheet at December
31, 2006. In addition, accrued investment income includes $1,298 related to the VIE's fixed income maturity securities, and the corresponding liability is shown under "Accrued investment expense-variable interest entity" on the Company's consolidated balance sheet at December 31, 2006. Although the third-party VIE is included in the consolidated financial statements, its creditors do not have recourse to the general assets of the Company outside of the financial guaranty policy provided to the VIE. The Company has evaluated its other structured finance transactions and does not believe any of the third-party entities involved in these transactions requires consolidation or disclosure under FIN
46-R. Interest income and expense of $35,893 and $35,893, respectively, were recognized in the year ended December 31, 2006 on the assets and liabilities of the VIE and are included on the Consolidated Statements of Income in "Interest income - investments held by variable interest entity" and "Interest expense - debt held by variable interest entity," respectively.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



10. Variable Interest Entities (continued)

The Company has entered into agreements providing for the issuance of contingent preferred trust securities by a group of special purpose trusts. Each trust is solely responsible for its obligations, and has been established for the purpose of entering into a put agreement with the Company that obligates the trusts, at the Company's discretion, to purchase Perpetual Preferred Stock of the Company.
The purpose of this arrangement is to provide capital support to the Company by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. These trusts are considered
VIEs under FIN 46-R. However, the Company is not considered a primary beneficiary and therefore is not required to consolidate the trusts.

11. Related Party Transactions

The Company had various service agreements with subsidiaries of General Electric
Company and GE Capital. These agreements provided for the payment by the Company of certain payroll and office expenses, investment fees pertaining to the management of the Company's investment portfolio, and telecommunication service charges. Approximately $179 in expenses were incurred during the year ended
December 31, 2004 related to such agreements and are reflected in the accompanying consolidated financial statements. No expenses were incurred during the years 2006 and 2005.

The Company is party to a capital lease agreement with a subsidiary of GE
Capital. The lease agreement covers leasehold improvements made to the Company's headquarters as well as furniture and fixtures and computer hardware and software used by the Company (see Note 19).

In 2004, the Company entered into a $300,000 soft capital facility, with GE
Capital as lender and administrative agent. The soft capital facility, which replaced the capital support facility that the Company previously had with GE
Capital, had an initial term of eight years. The Company paid GE Capital $1,132 under this agreement for the year ended December 31, 2004. This agreement was terminated by the Company in July 2004 and was replaced by a new soft capital facility (see Note 16).




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



11. Related Party Transactions (continued)

FGIC Corp. is party to transaction fee and monitoring fee agreements with the members of the Investor Group. Pursuant to these agreements, an affiliate of each member of the Investor Group received its pro rata portion of an aggregate transaction fee equal to $25,000. In addition, each of the members of the Investor Group will receive, in exchange for providing certain financial advisory services on behalf of FGIC Corp., its pro rata share of an aggregate
$5,000 annual monitoring fee. FGIC Corp. may defer paying the monitoring fee in certain circumstances and did elect to defer in the period between December 18, 2003 and September 30, 2005. During 2005, FGIC Corp. paid the members of the
Investor Group an aggregate of $10,192 in payment of the monitoring fee covering the period from December 18, 2003 through December 31, 2005. During 2006, FGIC
Corp. paid the members of the Investor Group an aggregate of $3,789 for the monitoring fee covering the year ended December 31, 2006. As of December 31, 2006, FGIC Corp. had $1,211 payable to the Investor Group for the monitoring fee covering the year ended December 31, 2006. Pursuant to the transaction fee and monitoring fee agreements, FGIC Corp. has agreed to indemnify the members of the Investor Group and their respective affiliates and other related parties for losses relating to the transaction fee and monitoring fee agreements.

The Company insures certain non-municipal issues with GE Capital involvement as sponsor of the insured securitization and/or servicer of the underlying assets.
For some of these issues, GE Capital also provides first loss protection in the event of default. Gross premiums written on these issues amounted to $2, $3 and $6 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, principal outstanding on these deals before reinsurance was $5,667 and $6,142, respectively.

During 2006, the Company, in the normal course of operations, has entered into reinsurance transactions with PMI Guaranty Co. and PMI Mortgage Insurance Co., which are both wholly-owned subsidiaries of PMI. For the years ended December
31, 2006 and 2005, ceded premiums written were $4,041 and $582, respectively, and ceding commission income was $578 and $114, respectively. Accounts payable due to these subsidiaries were $1,283 and $102 at December 31, 2006 and 2005, respectively.

The Company, in the normal course of operations, has entered into reinsurance transactions with RAM Reinsurance Company Ltd ("RAM Re"), which is 24% owned by
PMI. For the years ended December 31, 2006 and 2005, ceded premiums written for these transactions were $9,824 and $4,582, respectively, and ceding commission income was $2,929 and $1,369, respectively. Accounts payable due to RAM Re were $91 and $3 at December 31, 2006 and 2005, respectively.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



11. Related Party Transactions (continued)

Cypress, a member of the Investor Group, is reported to own approximately 15% of Scottish Re Group Limited ("Scottish Re"). During 2006, the Company entered into a structured finance transaction and assumed a structured finance transaction in which subsidiaries of Scottish Re were involved. Neither transaction involves
(a) a guaranty by the Company of any obligation of Scottish Re, or (b) the payment of any fees or other amounts between the Company and Scottish Re. As of December 31, 2006, there were no amounts due to or from Scottish Re. Gross premiums written and premiums earned of $699 and $637, respectively, are reflected in the Consolidated Statements of Income for the year ended December
31, 2006.

The Company believes that the terms of the transactions involving GE Capital, PMI subsidiaries, RAM Re and Scottish Re described above were substantially identical to comparable transactions between unaffiliated parties.

12. Compensation Plans

Since January 1, 2004, the Company has offered a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis (for 2006, up to $15 for employees under age 50, plus an additional "catch up" contribution of up to $5 for employees 50 and older). The Company may also make discretionary contributions to the plan on behalf of employees. The Company contributed $4,255, $3,429 and $2,532 to the plan on behalf of employees for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also offers a non-qualified deferred compensation plan for certain employees whose cash compensation equals or exceeds the cap under the 401(k)
Plan. These employees may defer up to 100% of their pre-tax incentive compensation to a future date and accumulate tax-deferred earnings on this compensation. The Company may also make discretionary contributions to the plan on behalf of employees. The Company contributed $827, $583 and $470 to the plan on behalf of employees for the years ended December 31, 2006, 2005 and 2004, respectively.

13. Stock Compensation Plan

Employees of the Company may receive stock-based compensation under a FGIC Corp.
incentive stock plan that provides for stock-based compensation, including stock options, restricted stock awards and restricted stock units. Stock options are granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of the grant. Restricted stock awards and restricted stock units are valued at the fair value of the stock on the grant date, with no cost to the grantee. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



13. Stock Compensation Plan (continued)

No stock-based employee compensation cost related to stock options was recognized in the Consolidated Statements of Income for the years ended December
31, 2005 and 2004, as all options granted through that date had an exercise price equal to the fair value of the underlying common stock on the date of grant. For grants of restricted stock units, unearned compensation, equivalent to the estimated fair value of the common stock at the date of grant, was recorded as a separate component of stockholders' equity and subsequently amortized to compensation expense over the vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that method, compensation cost includes all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). The Company estimated the fair value of all stock options at the date of grant using the Black-Scholes-Merton option pricing model. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) effective January 1, 2006, the Company's income before income taxes and net income for the year ended December 31, 2006 were impacted as follows:

                                                                        Year ended
                                                                     December 31, 2006
                                                                  -----------------------
                        Income before income taxes                    $    (6,816)

                           Income tax benefit                               2,386
                                                                  ------------------------
                                                                  ------------------------

                       Net income                                     $    (4,430)
                                                                  ========================

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock options granted during the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the stock options is amortized to expense over the stock options' vesting periods.

                                                                          Year ended
                                                                         December 31,
                                                             -------------------------------------
                                                                    2005               2004
                                                             ------------------ ------------------
Net income, as reported                                         $     190,466      $    156,880

    Stock option compensation expense determined under fair
    value-based method, net of tax                                    (2,109)           (1,200)
                                                             -------------------------------------
                                                             -------------------------------------

Pro forma net income                                            $     188,357      $    155,680
                                                             =====================================





             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)




13. Stock Compensation Plan (continued)

A summary of option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                                     Number of Shares    Weighted Average
                                                        Subject to      Exercise Price per
                                                         Options               Share
                                                    ------------------- --------------------
       Balance at December 31, 2003:                         93,373          $    840
                                                    =================== ====================
              Granted                                        22,017               752
              Exercised                                           -                 -
              Forfeited                                      (1,237)              746
              Expired                                             -                 -
                                                    ------------------- --------------------
          Balance at December 31, 2004:                     114,153               824
                                                    ------------------- --------------------
              Granted                                        27,145               711
              Exercised                                           -                 -
              Forfeited                                      (1,876)              685
              Expired                                             -                 -
                                                    ------------------- --------------------
         Balance at December 31, 2005:                       139,422              804
                                                    ------------------- --------------------
              Granted                                         38,113              850
              Exercised                                            -                -
              Forfeited                                       (6,504)             776
              Expired                                              -                -
                                                    ------------------- --------------------
          Balance at December 31, 2006:                      171,031        $     815
                                                    ------------------- --------------------
          Shares  subject to  options  exercisable
          at:
          December 31, 2006                                   72,585        $     818
          December 31, 2005                                   42,630        $     840
          December 31, 2004                                   22,831        $     824

Exercise prices for the stock options outstanding at December 31, 2006 range from $600 to $1,080 per share. At December 31, 2006, the weighted average remaining contractual life of the outstanding options was approximately seven years. Stock options granted in 2006 vest ratably over four years and expire seven years from the date of grant. All stock options granted prior to December
31, 2005 vest ratably over five years and expire ten years from the date of grant.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



13. Stock Compensation Plan (continued)

The weighted average per share fair value of the stock options granted during the years ended December 31, 2006, 2005 and 2004 was $238.00, $211.94, and
$48.21, respectively, estimated at the date of grant, using the Black-Scholes-Merton option valuation model based on the following assumptions:

                                                             Year ended December 31,
                                             ---------------------------------------------------------
                                                    2006              2005                2004
                                             ---------------------------------------------------------

             Expected life                         4 Years            5 Years             5 Years
             Risk-free interest rate                 4.46%             3.691%              4.021%
             Volatility factor                       25.0%              25.0%               25.0%
             Dividend yield                              -                  -                   -

The total fair value of stock options granted during the years ended December
31, 2006, 2005 and 2004 was approximately $9,071, $5,753 and $1,100, respectively.

As of December 31, 2006, there was $5,584 of total unrecognized compensation cost related to unvested stock options granted. These costs are expected to be recognized through April 30, 2010.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



13. Stock Compensation Plan (continued)

Restricted Stock Units
The Company recorded $880 and $45 in compensation expense related to the grant of restricted stock units for the years ended December 31, 2006 and 2005, respectively. A summary of restricted stock units is as follows:

                                                                                    Weighted
                                                                                  Average Grant
                                                                   Shares        Date Fair Value
                                                              ----------------- ------------------
                                                              ----------------- ------------------
                          Balance at December 31, 2003:                    -                  -
                              Granted                                    200                600
                              Delivered                                    -                  -
                              Forfeited                                    -                  -
                                                              ----------------- ------------------
                          Balance at December 31, 2004:                  200      $         600
                                                              ----------------- ------------------
                              Granted                                     37                710
                              Delivered                                    -                  -
                              Forfeited                                    -                  -
                                                              ----------------- ------------------
                          Balance at December  31, 2005:                 237                617
                                                              ----------------- ------------------
                              Granted                                  3,275                850
                              Delivered                                 (237)               617
                              Forfeited                                 (213)               850
                                                              ----------------- ------------------
                          Balance at December  31, 2006:               3,062                850
                                                              ----------------- ------------------

As of December 31, 2006 there was $1,451 of total unrecognized compensation cost related to unvested restricted stock units granted. These costs are expected to be recognized through January 31, 2009.

14. Dividends

Under New York insurance law, the Company may pay dividends to FGIC Corp. only from earned surplus, subject to the following limitations: (a) the Company's statutory surplus after any dividend may not be less than the minimum required paid-in capital, which was $72,500 in 2006, 2005, and 2004 and (b) dividends may not exceed the lesser of 10% of its surplus or 100% of adjusted net investment income, as defined by New York insurance law, for the preceding twelve-month period, without the prior approval of the New York State Superintendent of Insurance.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



14. Dividends (continued)

During the year ended December 31, 2006, the Company declared dividends to FGIC
Corp. totaling $20,000 on its common stock and paid dividends of $10,000 to FGIC
Corp., which owns all of the Company's common stock. During the years ended
December 31, 2005 and 2004, the Company did not declare nor pay dividends to FGIC Corp.

15.  Revolving Credit Facility

During December 2005, FGIC Corp. and the Company entered into a $250,000 senior unsecured revolving credit facility that matures on December 11, 2010. The facility is provided by a syndicate of banks and other financial institutions.
In connection with the facility, $150 in syndication costs were prepaid and will be amortized into expense over the term of the facility. The facility replaced a similar one-year facility that matured in December 2005. No draws have been made under either facility.

16. Preferred Trust Securities

On July 19, 2004, the Company entered into a $300,000 facility, consisting of Money Market Committed Preferred Custodial Trust Securities ("CPS Securities").
This facility replaced a $300,000 "soft capital" facility previously provided by GE Capital. Under the 2004 facility, each of six separate Delaware trusts (the
"Trusts"), issues $50,000 in perpetual CPS Securities on a rolling 28-day auction rate basis. Proceeds from these securities are invested in high quality, short-term securities and are held in the respective Trusts. Each Trust is solely responsible for its obligations and has been established for the purpose of entering into a put agreement with the Company, which obligates the Trusts, at the Company's discretion, to purchase perpetual Preferred Stock of the Company.

In this way, the program provides capital support to the Company by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. In connection with the establishment of the Trusts, the Company incurred $4,638 of expenses, which is included in "Other operating expenses" for the year ended December 31, 2004. The Company recorded expenses for the right to put its shares to the Trusts of $1,432, $1,806, and $905 for the years ended December 31, 2006, 2005, and 2004, respectively.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



17. Financial Instruments

(a)   Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

      Fixed Maturity Securities: Fair values for fixed maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities. Fair value disclosure for fixed maturity securities is included in the consolidated balance sheets and in Note 5.

      Short-Term Investments: Short-term investments are carried at fair value, which approximates cost.

      Cash and Cash Equivalents, Accrued Investment Income, Prepaid Expenses and
      Other Assets, Receivable from Related Parties, Ceded Reinsurance Balances
      Payable, Accounts Payable and Accrued Expenses and Payable for Securities
      Purchased: The carrying amounts of these items approximate their fair values.

      The estimated fair values of the Company's financial instruments at December 31, 2006 and 2005 were as follows:


                                                             2006                      2005
                                                 ------------------------------------------------------
                                                 ------------------------------------------------------
                                                   Carrying       Fair       Carrying        Fair
                                                    Amount        Value       Amount         Value
                                                 ------------------------------------------------------
         Financial assets:
            Cash on hand and in-demand accounts   $    29,963  $   29,963   $    45,077   $   45,077
            Short-term investments                    211,726     211,726       159,334      159,334
            Fixed maturity securities,
              available for sale                    3,627,007   3,627,007     3,258,738    3,258,738
            Variable interest entity fixed
              maturity securities, held to
              maturity                                750,000     750,000             -            -


       Financial Guaranties: The carrying value of the Company's financial guaranties is represented by the unearned premium reserve, net of deferred acquisition costs, loss and loss adjustment expense reserves and prepaid reinsurance premiums. Estimated fair values of these guaranties are based on an estimate of the balance that is necessary to bring the future returns for the Company's embedded book of business to a market return. The estimated fair values of such financial guaranties was $1,176,823 compared to a carrying value of $1,243,530 as of December 31, 2006, and $1,098,165 compared to a carrying value of $1,099,045 as of December 31, 2005.



17. Financial Instruments (continued)

       As of December 31, 2006 and 2005, the net present value of future installment premiums was approximately $630,831 and $393,000, respectively, both discounted at 5%.

       Derivatives: For fair value adjustments on derivatives, the carrying amount represents fair value. The Company uses quoted market prices when available, but if quoted market prices are not available, management uses internally developed estimates.

(b)   Concentrations of Credit Risk

      The Company considers its role in providing insurance to be credit enhancement rather than credit substitution. The Company insures only those securities that, in its judgment, are of investment grade quality.
      The Company has established and maintains its own underwriting standards that are based on those aspects of credit that the Company deems important for the particular category of obligations considered for insurance.

      Credit criteria include economic and social trends, debt management, financial management and legal and administrative factors, the adequacy of anticipated cash flows, including the historical and expected performance of assets pledged to secure payment of securities under varying economic scenarios, and underlying levels of protection, such as insurance or over-collateralization.

      In connection with underwriting new issues, the Company sometimes requires, as a condition to insuring an issue, that collateral be pledged or, in some instances, that a third-party guaranty be provided for the term of the issue by a party of acceptable credit quality obligated to make payment prior to any payment by the Company. The types and extent of collateral varies, but may include residential and commercial mortgages, corporate and/or government debt and consumer receivables.

      As of December 31, 2006, the Company's total outstanding principal insured was $299,889,266, net of reinsurance of $29,888,237. The Company's insured portfolio as of December 31, 2006 was broadly diversified by geographic and bond market sector, with no single obligor representing more than 1% of the Company's principal insured outstanding, net of reinsurance. The insured portfolio includes exposure executed in the form of a credit derivative. The principal written in the form of credit derivatives was $25,888,996 at December 31, 2006.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



17. Financial Instruments (continued)

          As of December 31, 2006, the composition of principal insured by type of issue, net of reinsurance, was as follows:

                                                                              Net Principal
                                                                               Outstanding
                                                                          ----------------------
            Municipal:
              Tax-supported                                                  $    134,917,574
              Utility revenue                                                      35,337,159
              Transportation                                                       24,501,099
              Education                                                            10,259,116
              Health Care                                                           6,495,630
              Investor-owned utilities                                              4,825,029
              Housing                                                               1,582,963
              Other                                                                 1,417,555
            Non-municipal and international                                        80,553,141
                                                                          ----------------------
            Total                                                            $    299,889,266
                                                                          ======================

      As of December 31, 2006, the composition of principal insured ceded to reinsurers was as follows:

                                                                            Ceded Principal
                                                                              Outstanding
                                                                         -----------------------
          Reinsurer:
            Radian Asset Assurance Inc.                                     $      9,104,883
            Assured Guaranty Corp                                                  5,634,737
            BluePoint RE                                                           3,933,256
            Assured Guaranty Re Ltd.                                               3,167,811
            RAM Reinsurance Company Ltd.                                           2,637,039
            Other                                                                  5,410,511
                                                                         -----------------------
          Total                                                             $     29,888,237
                                                                         =======================

      The Company did not have recoverables in excess of 3% of stockholders' equity from any single reinsurer.

      The Company's insured gross and net principal and interest outstanding was $519,514,036 and $468,625,903, respectively, as of December 31, 2006.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



      17. Financial Instruments (continued)

      FGIC is authorized to do business in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands and in the United Kingdom. Principal insured outstanding at December 31, 2006 by state, net of reinsurance, was as follows:

                                                                     Net Principal
                                                                      Outstanding
                                                                 ----------------------

            California                                             $     35,178,629
            New York                                                     22,327,210
            Florida                                                      15,617,186
            Pennsylvania                                                 14,525,136
            Texas                                                        12,799,320
            Illinois                                                     11,957,490
            New Jersey                                                   10,150,268
            Michigan                                                      8,685,038
            Ohio                                                          7,056,980
            Arizona                                                       6,556,683
                                                                 ----------------------

            All other states                                             74,482,184
            Mortgage and asset-backed                                    67,980,672
            International                                                12,572,470
                                                                 ----------------------
            Total                                                  $    299,889,266
                                                                 ======================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



18. Commitments and Contingencies

Lease Obligations

The Company leases office space and equipment under operating lease agreements in the United States and the United Kingdom. Rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $4,319, $3,631, and $3,070 respectively. Future payments associated with these leases are as follows as of December 31, 2006:

                                                                                  Operating Lease
                                                                                    Commitment
                                                                                      Amount
                                                                              ------------------------
             Year:
              2007                                                             $       3,740
              2008                                                                     4,841
              2009                                                                     5,980
              2010                                                                     6,013
              2011                                                                     6,109
              2012 and thereafter                                                     52,170
                                                                              ------------------------
             Total minimum future rental payments                                $      78,853
                                                                              ========================

In connection with the Transaction, the Company entered into a capital lease with an affiliate of GE Capital, covering leasehold improvements and computer equipment to be used at its headquarters. At the lease termination date of June
30, 2009, the Company will own the leased equipment. Future payments associated with this lease are as follows as of December 31, 2006:

                                                                                   Capital Lease
                                                                                    Commitment
                                                                                      Amount
                                                                              ------------------------
             Year ending December 31:
                2007                                                                  1,545
                2008                                                                  1,391
                2009                                                                    265
             Total                                                                    3,201
             Less interest                                                              258
                                                                              ------------------------
                                                                              ------------------------
             Present value of minimum lease payments                          $       2,943
                                                                              ========================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



18. Commitments and Contingencies (continued)

Justice Department Subpoena

On November 15, 2006, FGIC received a grand jury subpoena from the Antitrust
Division of the U.S. Department of Justice. Based upon press reports, FGIC believes that the subpoena relates to an ongoing criminal investigation of alleged bid rigging of awards of municipal guaranteed investment contracts
("Municipal GICs") and that several other companies (including other financial guarantors) received similar subpoenas.

Until December 18, 2003, FGIC was affiliated with certain companies (the "Former
Affiliates") that provided Municipal GICs; however, at no time did FGIC provide program insurance for Municipal GICs. The Former Affiliates remained a part of GE Capital after the Transaction, and all obligations under the outstanding
Municipal GICs remained with the Former Affiliates.

The subpoena contains no allegations or statements concerning FGIC's activities or business practices, and FGIC is not aware of any such allegations. FGIC has complied with all requests of the Justice Department and intends to continue to cooperate fully with the investigation.

19. Comprehensive Income

Accumulated other comprehensive income (loss) of the Company consists of net unrealized gains and losses on investment securities and foreign currency translation adjustments. The components of other comprehensive income for the years ended December 31, 2006, 2005 and 2004 are as follows:

                                                                        Year ended December 31, 2006
                                                               -----------------------------------------------
                                                                   Before           Tax           Net of
                                                                    Tax                            Tax
                                                                   Amount                         Amount
                                                               -----------------------------------------------
                                                               -----------------------------------------------

       Unrealized holding gains arising during the year           $  18,583      $  (6,504)     $   12,079
       Less reclassification adjustment for gains realized
          in net income                                                (274)            96            (178)
                                                               -----------------------------------------------
                                                               -----------------------------------------------
       Unrealized gains on investments                               18,309         (6,408)         11,901
       Foreign currency translation adjustment                       11,583         (3,387)          8,196
                                                               -----------------------------------------------
       Total other comprehensive income                           $  29,892      $  (9,795)     $   20,097
                                                               ===============================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statemnts (continued)

                (Dollars in thousands, except per share amounts)



19. Comprehensive Income (continued)

                                                                        Year ended December 31, 2005
                                                                  ------------------------------------------
                                                                     Before          Tax         Net of
                                                                      Tax                          Tax
                                                                     Amount                      Amount
                                                                  ------------------------------------------
                                                                  ------------------------------------------

Unrealized holding losses arising during the year                   $  (36,050)   $  12,566      $ (23,484)
Less reclassification adjustment for gains realized
   in net income                                                          (101)          35            (66)
                                                                  ------------------------------------------
                                                                  ------------------------------------------
Unrealized losses on investments                                       (36,151)      12,601        (23,550)
Foreign currency translation adjustment                                 (8,454)       2,922         (5,532)
                                                                  ------------------------------------------
                                                                  ------------------------------------------
Total other comprehensive loss                                      $  (44,605)   $  15,523      $ (29,082)
                                                                  ==========================================


                                                                        Year ended December 31, 2004
                                                                  ------------------------------------------
                                                                     Before          Tax         Net of
                                                                      Tax                          Tax
                                                                     Amount                      Amount
                                                                  ------------------------------------------
                                                                  ------------------------------------------

Unrealized holding gains arising during the year                    $  14,928     $  (5,225)     $   9,703
Less reclassification adjustment for gains realized
   in net income                                                         (559)          196           (363)
                                                                  ------------------------------------------
                                                                  ------------------------------------------
Unrealized gains on investments                                        14,369        (5,029)         9,340
Foreign currency translation adjustment                                 6,286        (2,200)         4,086
                                                                  ------------------------------------------
                                                                  ------------------------------------------
Total other comprehensive income                                    $  20,655     $  (7,229)     $  13,426
                                                                  ==========================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



20. Quarterly Financial Information (Unaudited)

                                                      Three months ended                    Year ended
                                     ------------------------------------------------------
                                     ------------------------------------------------------
                                       March 31,    June 30,    September   December 31,   December 31,
                                         2006         2006       30, 2006       2006           2006
                                     ---------------------------------------------------------------------
                                     ---------------------------------------------------------------------
Gross premiums written                  $ 89,281     $163,260    $  85,030   $  103,660     $  441,231
Net premiums written                      82,585      134,373       66,590       83,266        366,814
Net premiums earned                       59,464       71,845       62,738       72,410        266,457
Net investment income and net
    realized gains                        32,319       34,038       35,803       36,315        138,475
Interest income-investments held by
    variable interest entity               4,937        9,658       10,033       11,265         35,893
Other income and net realized and
   unrealized gains (expense) on
   credit derivative products                308          (48)       1,596          740          2,596
Total revenues                            97,028      115,493      110,170      120,730        443,421
Losses and loss adjustment expenses       (1,933)        (265)         520       (7,022)        (8,700)
Interest expense - debt held by
    variable interest entity               4,937        9,658       10,033       11,265         35,893
Income before taxes                       77,573       90,732       85,119       99,432        352,856
Net income                                58,711       67,211       63,563       74,353        263,838

                                                        Three months ended                    Year ended
                                     ---------------------------------------------------------
                                     ---------------------------------------------------------
                                        March 31,      June 30,   September 30, December 31, December 31,
                                          2005           2005          2005         2005         2005
                                     ----------------------------------------------------------------------
                                     ----------------------------------------------------------------------

Gross premiums written                   $84,404       $131,335       $96,787      $97,676      $410,202
Net premiums written                      82,609        113,305        92,331       92,809       381,054
Net premiums earned                       52,633         61,907        54,794       55,235       224,569
Net investment income and net
realized gains                            27,558         28,389        30,117       31,109       117,173
Other income (expense)                       426             90           402         (323)          595
Total revenues                            80,617         90,386        85,313       86,021       342,337
Losses and loss adjustment expenses       (2,611)        (3,066)       20,693        3,490        18,506
Income before taxes                       71,100         81,377        48,783       70,274       271,534
Net income                                53,306         59,992        39,407       53,721       206,426







EX.99



                            EMC MORTGAGE CORPORATION
                                   Purchaser,

             SAVANNAH BANK, NA DBA HARBOURSIDE MORTGAGE CORPORATION
                                    Company,

                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                            Dated as of April 1, 2005




                   (Fixed and Adjustable Rate Mortgage Loans)




(page)
     This is a Purchase, Warranties and Servicing Agreement, dated as of April 1, 2005 and is executed between EMC MORTGAGE CORPORATION, as Purchaser, with offices located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser"), and Savannah Bank, NA dba Harbourside Mortgage Corporation, with offices located at 23-B Shelter Cove Lane, Hilton Head, South Carolina 29928 (the "Company").

                               W I T N E S S E T H:
                               -------------------

     WHEREAS, the Purchaser has heretofore agreed to purchase from the Company and the Company has heretofore agreed to sell to the Purchaser, from time to time, certain Mortgage Loans on a servicing retained basis;

     WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule, which is annexed to the related Term Sheet; and

     WHEREAS, the Purchaser and the Company wish to prescribe the representations and warranties of the Company with respect to itself and the Mortgage Loans and the management, servicing and control of the Mortgage Loans;

     NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:


(page)
                                    ARTICLE I

                                   DEFINITIONS
Section  1.01     Defined  Terms.

     Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

     Accepted  Servicing  Practices:   With  respect to any Mortgage Loan, those
     ------------------------------
mortgage servicing practices (including collection procedures) of prudent mortgage banking institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located, and which are in accordance with Fannie Mae servicing practices and procedures, for MBS pool mortgages, as defined in the Fannie Mae Guides including future updates.

     Adjustment  Date:   As  to  each adjustable rate Mortgage Loan, the date on
     ----------------
which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

     Agreement:   This  Purchase,  Warranties  and Servicing Agreement including
     ---------
all  exhibits  hereto,  amendments  hereof  and  supplements  hereto.

     Appraised  Value:   With  respect  to  any  Mortgaged  Property,  the value
     ----------------
thereof as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the requirements of the Company and Fannie Mae.

     Assignment:   An  individual assignment of the Mortgage, notice of transfer
     ----------
or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

     BIF:   The  Bank  Insurance  Fund,  or  any  successor  thereto.
     ---

     Business  Day:  Any  day  other  than:  (i) a Saturday or Sunday, or (ii) a
     -------------
legal holiday in the State of New York or State of South Carolina, or (iii) a day on which banks in the State of New York or State of South Carolina are authorized or obligated by law or executive order to be closed.

     Closing  Date:   With  respect to any Mortgage Loan, the date stated on the
     -------------
related  Term  Sheet.

     Code:   The  Internal  Revenue  Code  of  1986,  or  any  successor statute
     ----
thereto.

     Company:   Savannah  Bank  NA  dba  Harbourside  Mortgage  Corporation, its
     -------
successors  in  interest  and  assigns,  as  permitted  by  this  Agreement.

     Company's  Officer's Certificate:   A certificate signed by the Chairman of
     --------------------------------
the Board, President, any Vice President or Treasurer of Company stating the date by which Company expects to receive any missing documents sent for recording from the applicable recording office.

     Condemnation Proceeds:  All awards or settlements in respect of a Mortgaged
     ---------------------
Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

     Confirmation:  The  trade confirmation letter between the Purchaser and the
     ------------
Company  which  relates  to  the  Mortgage  Loans.

     Consumer  Information:  Information  including,  but  not  limited  to, all
     ---------------------
personal information about Mortgagors that is supplied to the Purchaser by or on behalf of the Company.

     Co-op  Lease:  With  respect  to  a Co-op Loan, the lease with respect to a
     ------------
dwelling unit occupied by the Mortgagor and relating to the stock allocated to the related dwelling unit.

     Co-op  Loan:  A Mortgage Loan secured by the pledge of stock allocated to a
     -----------
dwelling unit in a residential cooperative housing corporation and a collateral assignment of the related Co-op Lease.

     Current Appraised Value:  With respect to any Mortgaged Property, the value
     -----------------------
thereof as determined by an appraisal made for the Company (by an appraiser who met the requirements of the Company and Fannie Mae) at the request of a Mortgagor for the purpose of canceling a Primary Mortgage Insurance Policy in accordance with federal, state and local laws and regulations or otherwise made at the request of the Company or Mortgagor.

     Current  LTV:  The ratio of the Stated Principal Balance of a Mortgage Loan
     ------------
to  the  Current  Appraised  Value  of  the  Mortgaged  Property.

     Custodial  Account:  Each  separate  demand account or accounts created and
     ------------------
maintained pursuant to Section 4.04 which shall be entitled "F 1, in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

     Custodian:  With  respect  to  any  Mortgage Loan, the entity stated on the
     ---------
related Term Sheet, and its successors and assigns, as custodian for the Purchaser.

     Cut-off  Date:  With  respect  to any Mortgage Loan, the date stated on the
     -------------
related  Term  Sheet.

     Determination  Date:  The  15th  day (or if such 15th day is not a Business
     -------------------
Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

     Due  Date:  The  day  of the month on which the Monthly Payment is due on a
     ---------
Mortgage Loan, exclusive of any days of grace, which is the first day of the month.

     Due  Period:  With respect to any Remittance Date, the period commencing on
     -----------
the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

     Eligible  Account:  An account established and maintained:  (i) within FDIC
     -----------------
insured accounts created, maintained and monitored by the Company so that all funds deposited therein are fully insured, or (ii) as a trust account with the corporate trust department of a depository institution or trust company organized under the laws of the United States of America or any one of the states thereof or the District of Columbia which is not affiliated with the Company (or any sub-servicer) or (iii) with an entity which is an institution whose deposits are insured by the FDIC, the unsecured and uncollateralized long-term debt obligations of which shall be rated "A2" or higher by Standard & Poor's and "A" or higher by Fitch, Inc. or one of the two highest short-term ratings by any applicable Rating Agency, and which is either (a) a federal savings association duly organized, validly existing and in good standing under the federal banking laws, (b) an institution duly organized, validly existing and in good standing under the applicable banking laws of any state, (c) a national banking association under the federal banking laws, or (d) a principal subsidiary of a bank holding company, or (iv) if ownership of the Mortgage Loans is evidenced by mortgaged-backed securities, the equivalent required ratings of each Rating Agency, and held such that the rights of the Purchaser and the owner of the Mortgage Loans shall be fully protected against the claims of any creditors of the Company (or any sub-servicer) and of any creditors or depositors of the institution in which such account is maintained or (v) in a separate non-trust account without FDIC or other insurance in an Eligible Institution. In the event that a Custodial Account is established pursuant to clause (iii), (iv) or (v) of the preceding sentence, the Company shall provide the Purchaser with written notice on the Business Day following the date on which the applicable institution fails to meet the applicable ratings requirements.

     Eligible  Institution:  [_______________], or an institution having (i) the
     ---------------------
highest short-term debt rating, and one of the two highest long-term debt ratings of each Rating Agency; or (ii) with respect to any Custodial Account, an unsecured long-term debt rating of at least one of the two highest unsecured long-term debt ratings of each Rating Agency.

     Equity  Take-Out  Refinanced Mortgage Loan:  A Refinanced Mortgage Loan the
     ------------------------------------------
proceeds of which were in excess of the outstanding principal balance of the existing mortgage loan as defined in the Fannie Mae Guide(s).

     Escrow  Account:  Each  separate  trust  account  or  accounts  created and
     ---------------
maintained pursuant to Section 4.06 which shall be entitled "_____________, in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagor&' and shall be established in an Eligible Account, in the name of the Person that is the "Purchase" with respect to the related Mortgage Loans.

     Escrow  Payments:  With  respect  to  any  Mortgage  Loan,  the  amounts
     ----------------
constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

     Event of Default:  Any one of the conditions or circumstances enumerated in
     ----------------
Section 9.01. Fannie Mae: The Federal National Mortgage Association, or any successor thereto.

     Fannie  Mae  Guide(s):  The  Fannie  Mae  Selling  Guide and the Fannie Mae
     ---------------------
Servicing  Guide  and  all  amendments  or  additions  thereto.

     FDIC:  The Federal Deposit Insurance Corporation, or any successor thereto.
     ----

     FHLMC:  The  Federal  Home  Loan  Mortgage  Corporation,  or  any successor
     -----
thereto.

     FHLMC  Guide:  The  FHLMC  Single  Family  Seller/Servicer  Guide  and  all
     ------------
amendments  or  additions  thereto.

     Fidelity Bond:  A fidelity bond to be maintained by the Company pursuant to
     -------------
Section  4.12.

     FIRREA:  The  Financial  Institutions Reform, Recovery, and Enforcement Act
     ------
of  1989.

     First  Remittance  Date:  With respect to any Mortgage Loan, the Remittance
     -----------------------
Date occurring in the month following the month in which the related Closing Date occurs.

     GAAP:  Generally  accepted  accounting  principles,  consistently  applied.
     ----

     HUD:  The  United States Department of Housing and Urban Development or any
     ---
successor  thereto.

     Index:  With  respect  to  any  adjustable  rate  Mortgage  Loan, the index
     -----
identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest rate thereon.

     Initial  Rate  Cap:  As  to  each  adjustable  rate  Mortgage  Loan,  where
     ------------------
applicable, the maximum increase or decrease in the Mortgage Interest Rate on the first Adjustment Date.

     Insurance  Proceeds:  With  respect  to  each  Mortgage  Loan,  proceeds of
     -------------------
insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

     Lender  Paid  Mortgage  Insurance Rate:  The Lender Paid Mortgage Insurance
     --------------------------------------
Rate shall be a rate per annum equal to the percentage shown on the Mortgage Loan Schedule.

     Lender  Primary  Mortgage Insurance Policy:  Any Primary Mortgage Insurance
     ------------------------------------------
Policy  for  which  premiums  are  paid  by  the  Company.

     Lifetime  Rate  Cap:  As to each adjustable rate Mortgage Loan, the maximum
     -------------------
Mortgage  Interest  Rate  over  the  term  of  such  Mortgage  Loan.

     Liquidation  Proceeds:  Cash received in connection with the liquidation of
     ---------------------
a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise.

     Loan-to-Value  Ratio  or LTV:  With respect to any Mortgage Loan, the ratio
     ----------------------------
of the original outstanding principal amount of the Mortgage Loan, to (i) the Appraised Value of the Mortgaged Property as of the Origination Date with respect to a Refinanced Mortgage Loan, and (ii) the lesser of the Appraised Value of the Mortgaged Property as of the Origination Date or the purchase price of the Mortgaged Property with respect to all other Mortgage Loans.

     Margin:  With  respect  to  each  adjustable  rate Mortgage Loan, the fixed
     ------
percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

     Monthly  Advance:  The aggregate of the advances made by the Company on any
     ----------------
Remittance  Date  pursuant  to  Section  5.03.

     Monthly  Payment:  The  scheduled monthly payment of principal and interest
     ----------------
on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

     Mortgage:  The  mortgage,  deed  of  trust  or  other instrument securing a
     --------
Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

     Mortgage  File:  The mortgage documents pertaining to a particular Mortgage
     --------------
Loan which are specified in Exhibit A hereto and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

     Mortgage  Impairment  Insurance  Policy:  A  mortgage impairment or blanket
     ---------------------------------------
hazard  insurance  policy  as  described  in  Section  4.11.

     Mortgage  Interest  Rate:  The annual rate at which interest accrues on any
     ------------------------
Mortgage  Loan,  which  may be adjusted from time to time for an adjustable rate
Mortgage  Loan,  in accordance with the provisions of the related Mortgage Note.

     Mortgage  Loan:  An  individual  mortgage loan which is the subject of this
     --------------
Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule attached to the related Term Sheet, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan, excluding replaced or repurchased mortgage loans.

     Mortgage  Loan  Documents:  The  documents  listed  in  Exhibit  A.
     -------------------------                               ----------

     Mortgage  Loan  Remittance  Rate:  With  respect to each Mortgage Loan, the
     --------------------------------
annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate minus the Lender Paid Mortgage Insurance Rate.

     Mortgage  Loan  Schedule:  The  schedule  of  Mortgage Loans annexed to the
     ------------------------
related Term Sheet, such schedule setting forth the following information with respect to each Mortgage Loan in the related Mortgage Loan Package:

     (1)     the  Company's  Mortgage  Loan  identifying  number;

     (2)     the  Mortgagor's  first  and  last  name;

     (3) the street address of the Mortgaged Property including the city, state and zip code;

     (4) a code indicating whether the Mortgaged Property is owner-occupied, a second home or an investor property;

     (5)     the  type  of  residential  property  constituting  the  Mortgaged
Property;

     (6)     the  original  months  to  maturity  of  the  Mortgage  Loan;

     (7) the remaining months to maturity from the related Cut-off Date, based on the original amortization schedule and, if different, the maturity expressed in the same manner but based on the actual amortization schedule;

     (8) the Sales Price, if applicable, Appraised Value and Loan-to-Value Ratio, at origination;

     (9) the Mortgage Interest Rate as of origination and as of the related Cut-off Date; with respect to each adjustable rate Mortgage Loan, the initial Adjustment Date, the next Adjustment Date immediately following the related Cut-off Date, the Index, the Margin, the Initial Rate Cap, if any, Periodic Rate Cap, if any, minimum Mortgage Interest Rate under the terms of the Mortgage Note and the Lifetime Rate Cap;

     (10)     the  Origination  Date  of  the  Mortgage  Loan;

     (11)     the  stated  maturity  date;

     (12)     the  amount  of  the  Monthly  Payment  at  origination;

     (13)     the  amount of the Monthly Payment as of the related Cut-off Date;

     (14)     the  original  principal  amount  of  the  Mortgage  Loan;

     (15) the scheduled Stated Principal Balance of the Mortgage Loan as of the close of business on the related Cut-off Date, after deduction of payments of principal due on or before the related Cut-off Date whether or not collected;

     (16) a code indicating the purpose of the Mortgage Loan (i.e., purchase, rate and term refinance, equity take-out refinance);

     (17) a code indicating the documentation style (i.e. full, alternative, etc.);

     (18) the number of times during the twelve (12) month period preceding the related Closing Date that any Monthly Payment has been received after the month of its scheduled due date;

     (19)     the  date  on  which  the  first  payment  is  or  was  due;

     (20) a code indicating whether or not the Mortgage Loan is the subject of a Primary Mortgage Insurance Policy and the name of the related insurance carrier;

     (21) a code indicating whether or not the Mortgage Loan is currently convertible and the conversion spread;

     (22) the last Due Date on which a Monthly Payment was actually applied to the unpaid principal balance of the Mortgage Loan.

     (23)     product  type  (i.e.  fixed,  adjustable,  3/1,  5/1,  etc.);

     (24)     credit  score  and/or  mortgage  score,  if  applicable;

     (25) a code indicating whether or not the Mortgage Loan is the subject of a Lender Primary Mortgage Insurance Policy and the name of the related insurance carrier and the Lender Paid Mortgage Insurance Rate;

     (26) a code indicating whether or not the Mortgage Loan has a prepayment penalty and if so, the amount and term thereof;

     (27) the Current Appraised Value of the Mortgage Loan and Current LTV, if applicable;

     (28) whether such Mortgage Loan is a "Home Loan", "Covered Home Loan", "Manufactured Housing" or "Home Improvement Loan" as defmed in the New Jersey Home Ownership Security Act of 2002; and

     (29)     whether  the  Mortgage  Loan  has  a mandatory arbitration clause.

     With  respect  to  the  Mortgage  Loans in the aggregate, the Mortgage Loan
Schedule attached to the related Term Sheet shall set forth the following information, as of the related Cut-off Date:

     (1)     the  number  of  Mortgage  Loans;

     (2) the current aggregate outstanding principal balance of the Mortgage Loans;

     (3)     the  weighted average Mortgage Interest Rate of the Mortgage Loans;

     (4)     the  weighted  average  maturity  of  the  Mortgage  Loans;  and

     (5)     the  weighted  average  months  to  next  Adjustment  Date;

     Mortgage  Note:  The  note  or  other  evidence  of  the  indebtedness of a
     --------------
Mortgagor  secured  by  a  Mortgage.

     Mortgaged  Property:  The  underlying real property securing repayment of a
     -------------------
Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the state in which such real property is located which may include condominium units and planned unit developments, improved by a residential dwelling; except that with respect to real property located in jurisdictions in which the use of leasehold estates for residential properties is a widely-accepted practice, a leasehold estate of the Mortgage, the term of which is equal to or longer than the term of the Mortgage.

     Mortgagor:  The  obligor  on  a  Mortgage  Note.
     ---------

     Nonrecoverable  Advance:  Any  portion  of  a  Monthly Advance or Servicing
     -----------------------
Advance previously made or proposed to be made by the Company pursuant to this Agreement, that, in the good faith judgment of the Company, will not or, in the case of a proposed advance, would not, be ultimately recoverable by it from the related Mortgagor or the related Liquidation Proceeds, Insurance Proceeds, Condemnation Proceeds or otherwise with respect to the related Mortgage Loan.

     OCC:  Office  of the Comptroller of the Currency, or any successor thereto.
     ---

     Officers'  Certificate:  A certificate signed by the Chairman of the Board,
     ----------------------
the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant
Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

     Opinion  of  Counsel:  A written opinion of counsel, who may be an employee
     --------------------
of the party on behalf of whom the opinion is being given, reasonably acceptable to the Purchaser.

     Origination  Date:  The  date  on  which a Mortgage Loan funded, which date
     -----------------
shall not, in connection with a Refmanced Mortgage Loan, be the date of the funding of the debt being refmanced, but rather the closing of the debt currently outstanding under the terms of the Mortgage Loan Documents.

     OTS:  Office  of  Thrift  Supervision,  or  any  successor  thereto.
     ---

     Periodic  Rate  Cap:  As to each adjustable rate Mortgage Loan, the maximum
     -------------------
increase or decrease in the Mortgage Interest Rate on any Adjustment Date, as set forth in the related Mortgage Note and the related Mortgage Loan Schedule.

     Permitted  Investments:  Any  one  or  more of the following obligations or
     ----------------------
securities:

          (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

          (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banicing authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

          (iii) repurchase obligations with a term not to exceed thirty (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause (ii)(a) above;

          (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such investment or contractual commitment providing for such investment; provided,
                                                                       --------
          however, that securities issued by any particular corporation will not
          -------
          be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted Investments to exceed 10% of the aggregate outstanding principal balances of all of the Mortgage Loans and Permitted Investments;

          (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

          (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and

          (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency.

provided,  however,  that  no  instrument  or  security  shall  be  a  Permitted
--------   -------
Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

     Person:  Any  individual,  corporation,  partnership,  joint  venture,
     ------
association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

     Prepayment  Interest  Shortfall:  With  respect to any Remittance Date, for
     -------------------------------
each Mortgage Loan that was the subject of a Principal Prepayment during the related Prepayment Period, an amount equal to the excess of one month's interest at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment over the amount of interest (adjusted to the Mortgage Loan Remittance
Rate) actually paid by the related Mortgagor with respect to such Prepayment Period.

     Prepayment Period:  With respect to any Remittance Date, the calendar month
     -----------------
preceding  the  month  in  which  such  Remittance  Date  occurs.

     Primary  Mortgage  Insurance  Policy:  Each  primary  policy  of  mortgage
     ------------------------------------
insurance represented to be in effect pursuant to Section 3.02(bh), or any replacement policy therefor obtained by the Company pursuant to Section 4.08.

     Prime  Rate:  The prime rate announced to be in effect from time to time as
     -----------
published  as  the  average rate in the Wall Street Journal (Northeast Edition).

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     Purchase  Price:  As  defined  in  Section  2.02.
     ---------------

     Purchaser:  EMC  Mortgage  Corporation,  its  successors  in  interest  and
     ---------
assigns.

     Qualified  Appraiser:  An appraiser, duly appointed by the Company, who had
     --------------------
no interest, direct or indirect in the related Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and such appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder and the requirements of Fannie Mae, all as in effect on the date the Mortgage Loan was originated.

     Qualified  Insurer:  An  insurance company duly qualified as such under the
     ------------------
laws of the states in which the related Mortgaged Property is located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae or FHLMC.

     Rating  Agency:  Standard  & Poor's, Fitch, Inc. or, in the event that some
     --------------
or all of the ownership of the Mortgage Loans is evidenced by mortgage-backed securities, the nationally recognized rating agencies issuing ratings with respect to such securities, if any.

     Refinanced  Mortgage  Loan:  A  Mortgage Loan which was made to a Mortgagor
     --------------------------
who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which were used in whole or part to satisfy an existing mortgage.

     REMIC:  A "real estate mortgage investment conduit," as such term is defmed
     -----
in  Section  860D  of  the  Code.

     REMIC Provisions:  The provisions of the federal income tax law relating to
     ----------------
REMICs, which appear at Sections 860A through 860G of the Code, and the related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

     Remittance  Date:  The  18th  day  of  any  month, beginning with the First
     ----------------
Remittance Date, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

     REO  Disposition:  The  final  sale  by  the  Company  of any REO Property.
     ----------------

     REO  Disposition  Proceeds:  Amounts  received by the Company in connection
     --------------------------
with  a  related  REO  Disposition.

     REO  Property:  A  Mortgaged  Property acquired by the Company on behalf of
     -------------
the  Purchaser  as  described  in  Section  4.13.

     Repurchase  Price:  With respect to any Mortgage Loan, a price equal to (i)
     -----------------
the product of the greater of 100% or the percentage of par as stated in the Confirmation multiplied by the Stated Principal Balance of such Mortgage Loan on the repurchase date, plus (ii) interest on such outstanding principal balance at the Mortgage Loan Remittance Rate from the last date. through which interest has been paid and distributed to the Purchaser to the end of the month of repurchase, plus, (iii) third party expenses incurred in connection with the transfer of the Mortgage Loan being repurchased; less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

     SAIF:  The  Savings  Association  Insurance Fund, or any successor thereto.
     ----

     Sales  Price:  With respect to any Mortgage Loan the proceeds of which were
     ------------
used by the Mortgagor to acquire the related Mortgaged Property, the amount paid by the related Mortgagor for such Mortgaged Property.

     Servicing  Advances:  All  customary,  reasonable  and  necessary  "out  of
     -------------------
pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Company specifies the Mortgage Loan(s) to which such expenses relate and, upon Purchaser's request, provides documentation supporting such expense (which documentation would be acceptable to Fannie Mae), and provided further that any such enforcement, administrative or judicial proceeding does not arise out of a breach of any representation, warranty or covenant of the Company hereunder), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage, (e) any expenses reasonably sustained by the Company with respect to the liquidation of the Mortgaged Property in accordance with the terms of this Agreement and (f) compliance with the obligations under Section 4.08.

     Servicing  Fee:  With  respect  to  each  Mortgage  Loan, the amount of the
     --------------
annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one- twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion of such Monthly Payment collected by the Company, or as otherwise provided under Section
4.05 and in accordance with the Fannie Mae Guide(s). Any fee payable to the Company for administrative services related to any REO Property as described in
Section 4.13 shall be payable from Liquidation Proceeds of the related REO Property.

     Servicing  Fee  Rate:  As  set  forth  in  the  Term  Sheet.
     --------------------

     Servicing  File:  With  respect to each Mortgage Loan, the file retained by
     ---------------
the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Purchaser and copies of the Mortgage Loan Documents listed in Exhibit A, the originals of which are delivered to the Purchaser or its designee pursuant to Section 2.04.

     Servicing  Officer:  Any officer of the Company involved in, or responsible
     ------------------
for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

     Stated  Principal  Balance:  As  to  each  Mortgage  Loan as of any date of
     --------------------------
determination, (i) the principal balance of such Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

     Subservicer:  Any  subservicer  which  is  subservicing  the Mortgage Loans
     -----------
pursuant to a Subservicing Agreement. Any subservicer shall meet the qualifications set forth in Section 4.01.

     Subservicing  Agreement:  An  agreement  between  the  Company  and  a
     -----------------------
Subservicer,  if  any,  for  the  servicing  of  the  Mortgage  Loans;

     Term  Sheet:  A  supplemental  agreement  in  the  form  attached hereto as
     -----------
Exhibit I which shall be executed and delivered by the Company and the Purchaser to provide for the sale and servicing pursuant to the terms of this Agreement of the Mortgage Loans listed on Schedule I attached thereto, which supplemental agreement shall contain certain specific information relating to such sale of such Mortgage Loans and may contain additional covenants relating to such sale of such Mortgage Loans.


                                   ARTICLE II

            PURCHASE OF MORTGAGE LOANS:  SERVICING OF MORTGAGE LOANS;
                 RECORD TITLE AND POSSESSION OF MORTGAGE FILES;
                     BOOKS AND RECORDS; CUSTODIAL AGREEMENT;
                       DEL WERY OF MORTGAGE LOAN DOCUMENTS

Section  2.01     Agreement  to  Purchase.

     The Company agrees to sell and the Purchaser agrees to purchase the Mortgage Loans having an aggregate Stated Principal Balance on the related Cut-off Date set forth in the related Term Sheet in an amount as set forth in the Confirmation, or in such other amount as agreed by the Purchaser and the Company as evidenced by the actual aggregate Stated Principal Balance of the Mortgage Loans accepted by the Purchaser on the related Closing Date, with servicing retained by the Company. The Company shall deliver the related Mortgage Loan Schedule attached to the related Term Sheet for the Mortgage Loans to be purchased on the related Closing Date to the Purchaser at least two (2) Business Days prior to the related Closing Date. The Mortgage Loans shall be sold pursuant to this Agreement, and the related Term Sheet shall be executed and delivered on the related Closing Date.

Section  2.02     Purchase  Price.

     The Purchase Price for each Mortgage Loan shall be the percentage of par as stated in the Confirmation (subject to adjustment as provided therein), multiplied by the Stated Principal Balance, as of the related Cut-off Date, of the Mortgage Loan listed on the related Mortgage Loan Schedule attached to the related Term Sheet, after application of scheduled payments of principal due on or before the related Cut-off Date whether or not collected.

     In addition to the Purchase Price as described .above, the Purchaser shall pay to the Company, at closing, accrued interest on the Stated Principal Balance of each Mortgage Loan as of the related Cut-off Date at the Mortgage Loan Remittance Rate of each Mortgage Loan from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

     The Purchase Price plus accrued interest as set forth in the preceding paragraph shall be paid on the related Closing Date by wire transfer of immediately available funds.

     Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected on or after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Company or any successor servicer after the related Cut-off Date shall belong to the Company), and (3) all payments of interest on the Mortgage Loans net of applicable Servicing Fees (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The outstanding principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected, together with any unscheduled principal prepayments collected prior to the related Cut-off Date; provided, however, that payments of scheduled principal and interest prepaid for a Due Date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts shall be the property of the Purchaser. The Company shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Company to the Purchaser.

Section  2.03     Servicing  of  Mortgage  Loans.

     Simultaneously with the execution and delivery of each Term Sheet, the Company does hereby agree to directly service the Mortgage Loans listed on the related Mortgage Loan Schedule attached to the related Term Sheet subject to the terms of this Agreement and the related Term Sheet. The rights of the Purchaser to receive payments with respect to the related Mortgage Loans shall be as set forth in this Agreement.

Section 2.04 Record Title and Possession of Mortgage Files; Maintenance of Servicing Files.

     As of the related Closing Date, the Company sold, transferred, assigned, set over and conveyed to the Purchaser, without recourse, on a servicing retained basis, and the Company hereby acknowledges that the Purchaser has, but subject to the terms of this Agreement and the related Term Sheet, all the right, title and interest of the Company in and to the Mortgage Loans. Company will deliver the Mortgage Files to the Custodian designated by Purchaser, on or before the related Closing Date, at the expense of the Company. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Purchaser. The Servicing File shall contain all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Company is at the will of the Purchaser, for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. From the related Closing Date, the wnership of each Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Purchaser. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Company shall be received and held by the Company in trust for the benefit of the Purchaser as the owner of the Mortgage Loans. Any portion of the Mortgage Files retained by the Company shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loans by the Purchaser. The Company shall release its custody of the contents of the Mortgage Files only in accordance with written instructions of the Purchaser, except when such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan or Loans with respect thereto pursuant to this Agreement and the related Term Sheet, such written instructions shall not be required.

Section  2.05     Books  and  Records.

     The sale of each Mortgage Loan shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans that shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or FHLMC, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage of any condominium project as required by Fannie Mae or FHLMC, and periodic inspection reports as required by
Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche.

     The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

     In addition to the foregoing, Company shall provide to any supervisory agents or examiners that regulate Purchaser, including but not limited to, the OTS, the FDIC and other similar entities, access, during normal business hours, upon reasonable advance notice to Company and without cost to Company or such supervisory agents or examiners, to any documentation regarding the Mortgage Loans that may be required by any applicable regulator.

Section  2.06     Transfer  of  Mortgage  Loans.

     The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Company in accordance with this Section 2.06 and the books and records of the Company show such person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that the transferee will not be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer in an Assignment and Assumption of this Agreement substantially in the form of Exhibit D hereto executed by the transferee shall have been delivered to the Company. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and the previous Purchaser shall be released from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

Section  2.07     Delivery  of  Mortgage  Loan  Documents.

     The Company shall deliver and release to the Purchaser or its designee the Mortgage Loan Documents in accordance with the terms of this Agreement and the related Term Sheet. The documents enumerated as items (1), (2), (3), (4), (5),
(6), (7), (8), (9) and (16) in Exhibit A hereto shall be delivered by the Company to the Purchaser or its designee no later than three (3) Business Days prior to the related Closing Date pursuant to a bailee letter agreement. All other documents in Exhibit A hereto, together with all other documents executed in connection with the Mortgage Loan that Company may have in its possession, shall be retained by the Company in trust for the Purchaser. If the Company cannot deliver the original recorded Mortgage Loan Documents or the original policy of title insurance, including riders and endorsements thereto, on the related Closing Date, the Company shall, promptly upon receipt thereof and in any case not later than 120 days from the related Closing Date, deliver such original documents, including original recorded documents, to the Purchaser or its designee (unless the Company is delayed in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office). If delivery is not completed within 120 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, Company shall deliver such document to Purchaser, or its designee, within such time period as specified in a Company's Officer's Certificate. In the event that documents have not been received by the date specified in the Company's Officer's Certificate, a subsequent Company's Officer's Certificate shall be delivered by such date specified in the prior Company's Officer's Certificate, stating a revised date for receipt of documentation. The procedure shall be repeated until the documents have been received and delivered. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Company shall continue to use its best efforts to effect delivery as soon as possible thereafter, provided that if such documents are not delivered by the 270th day from the date of the related Closing Date, the Company shall repurchase the related Mortgage Loans at the Repurchase Price in accordance with
Section  3.03  hereof.

     The Company shall pay all initial recording fees, if any, for the assignments of mortgage and any other fees in connection with the transfer of all original documents to the Purchaser or its designee. Company shall prepare, in recordable form, all assignments of mortgage necessary to assign the Mortgage Loans to Purchaser, or its designee. Company shall be responsible for recording the assignments of mortgage.

     Company shall provide an original or duplicate original of the title insurance policy to Purchaser or its designee within ninety (90) days of the receipt of the recorded documents (required for issuance of such policy) from the applicable recording office.

     Any review by the Purchaser, or its designee, of the Mortgage Files shall in no way alter or reduce the Company's obligations hereunder.

     If the Purchaser or its designee discovers any defect with respect to a Mortgage File, the Purchaser shall, or shall cause its designee to, give written specification of such defect to the Company which may be given in the exception report or the certification delivered pursuant to this Section 2.07, or otherwise in writing and the Company shall cure or repurchase such Mortgage Loan in accordance with Section 3.03.

     The Company shall forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution; provided, however, that the Company shall provide the Purchaser, or its designee, with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty (60) days of its submission for recordation.

     From time to time the Company may have a need for Mortgage Loan Documents to be released from Purchaser, or its designee. Purchaser shall, or shall cause its designee, upon the written request of the Company, within ten (10) Business Days, deliver to the Company, any requested documentation previously delivered to Purchaser as part of the Mortgage File, provided that such documentation is promptly returned to Purchaser, or its designee, when the Company no longer requires possession of the document, and provided that during the time that any such documentation is held by the Company, such possession is in trust for the benefit of Purchaser. Company shall indemnify Purchaser, and its designee, from and against any and all losses, claims, damages, penalties, fmes, forfeitures, costs and expenses (including court costs and reasonable attorney's fees) resulting from or related to the loss, damage, or misplacement of any documentation delivered to Company pursuant to this paragraph.

Section  2.08     Quality  Control  Procedures.

     The Company must have an internal quality control program that verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. The program must be capable of evaluating and monitoring the overall quality of its loan production and servicing activities. The program is to ensure that the Mortgage Loans are originated and serviced in accordance with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.

Section  2.09     Near-term  Principal  Prepayments;  Near Term Payment Defaults

     In the event any Principal Prepayment is made by a Mortgagor on or prior to three months after the related Closing Date], the Company shall remit to the Purchaser an amount equal to the excess, if any, of the Purchase Price Percentage over par multiplicd by the amount of such Principal Prepayment. Such remittance shall be made by the Company to Purchaser no later than the third Business Day following receipt of such Principal Prepayment by the Company.

     In the event either of the first three (3) scheduled Monthly Payments which are due under any Mortgage Loan after the related Cut-off Date are not made during the month in which such Monthly Payments are due, then not later than five (5) Business Days after notice to the Company by Purchaser (and at Purchaser's sole option), the Company, shall repurchase such Mortgage Loan from the Purchaser pursuant to the repurchase provisions contained in this Subsection 3.03.

Section  2.10     Modification  of  Obligations.

     Purchaser may, without any notice to Company, extend, compromise, renew, release, change, modify, adjust or alter, by operation of law or otherwise, any of the obligations of the Mortgagors or other persons obligated under a Mortgage Loan without releasing or otherwise affecting the obligations of Company under this Agreement, or with respect to such Mortgage Loan, except to the extent Purchaser's extension, compromise, release, change, modification, adjustment, or alteration affects Company's ability to collect the Mortgage Loan or realize on the security of the Mortgage, but then only to the extent such action has such effect.


                                   ARTICLE III

                        REPRESENTATIONS AND WARRANTIES OF
                THE COMPANY; REPURCHASE; REVIEW OF MORTGAGE LOANS

Section  3.01     Representations  and  Warranties  of  the  Company.

     The Company represents, warrants and covenants to the Purchaser that, as of the related Closing Date or as of such date specifically provided herein:

     (a) The Company is a national association, duly organized, validly existing and in good standing under the laws of the federal laws of the United States of America and has all licenses necessary to carry out its business as now being conducted, and is licensed and qualified to transact business in and is in good standing under the laws of each state in which any Mortgaged Property is located or is otherwise exempt under applicable law from such licensing or qualification or is otherwise not required under applicable law to effect such licensing or qualification and no demand for such licensing or qualification has been made upon such Company by any such state, and in any event such Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

     (b) The Company has the full power and authority and legal right to hold, transfer and convey each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet and any agreements contemplated hereby, has duly executed and delivered this Agreement and the related Term Sheet, and any agreements contemplated hereby, and this Agreement and the related Term Sheet and each Assignment to the Purchaser and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Company, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Company to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Company in accordance with their terms;

     (c) Neither the execution and delivery of this Agreement and the related Term Sheet, nor the origination or purchase of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Company's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Company or its properties are subject, or impair the ability of the Purchaser to realize on the Mortgage Loans.

     (d) There is no litigation, suit, proceeding or investigation pending or, to the best of Company's knowledge, threatened, or any order or decree outstanding, with respect to the Company which, either in any one instance or in the aggregate, is reasonably likely to have a material adverse effect on the sale of the Mortgage Loans, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Company.

     (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the related Term Sheet, or the sale of the Mortgage Loans and delivery of the Mortgage Files to the Purchaser or the consummation of the transactions contemplated by this Agreement or the related Term Sheet, except for consents, approvals, authorizations and orders which have been obtained;

     (f) The consummation of the transactions contemplated by this Agreement or the related Term Sheet is in the ordinary course of business of the Company and Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement or the related Term Sheet are not subject to bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

     (g) The origination and servicing practices used by the Company and any prior originator or servicer with respect to each Mortgage Note and Mortgage have been legal and in accordance with applicable laws and regulations and the Mortgage Loan Documents, and in all material respects proper and prudent in the mortgage origination and servicing business. Each Mortgage Loan has been serviced in all material respects with Accepted Servicing Practices. With respect to escrow deposits and payments that the Company, on behalf of an investor, is entitled to collect, all such payments are in the possession of, or under the control of, the Company, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;

     (h) The Company used no selection procedures that identified the Mortgage Loans as being less desirable or valuable than other comparable mortgage loans in the Company's portfolio at the related Cut-off Date;

     (i) The Company will treat the sale of the Mortgage Loans to the Purchaser as a sale for reporting and accounting purposes and, to the extent appropriate, for federal income tax purposes;

     (j) Company is an approved seller/servicer of residential mortgage loans for Fannie Mae, FHLMC and FITJD, with such facilities, procedures and personnel necessary for the sound servicing of such mortgage loans. The Company is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, if applicable, meets the minimum capital requirements set forth by the 0CC, and is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae and FHLMC and no event has occurred which would make Company unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC;

     (k) The Company does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every covenant contained in this Agreement or the related Term Sheet. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of the Company's creditors;

     (l) No statement, tape, diskette, form, report or other document prepared by, or on behalf of, Company pursuant to this Agreement or the related Term Sheet or in connection with the transactions contemplated hereby, contains or will contain any statement that is or will be inaccurate or misleading in any material respect;

     (m) The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement. In the opinion of Company, the consideration received by Company upon the sale of the Mortgage Loans to Purchaser under this Agreement and the related Term Sheet constitutes fair consideration for the Mortgage Loans under current market conditions.

     (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the business, operations, financial condition, properties or assets of the Company since the date of the Company's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement; and

     (o) The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans.

Section 3.02     Representations and Warranties as to Individual Mortgage Loans.

     References in this Section to percentages of Mortgage Loans refer in each case to the percentage of the aggregate Stated Principal Balance of the Mortgage Loans as of the related Cut-off Date, based on the outstanding Stated Principal Balances of the Mortgage Loans as of the related Cut-off Date, and giving effect to scheduled Monthly Payments due on or prior to the related Cut-off Date, whether or not received. References to percentages of Mortgaged Properties refer, in each case, to the percentages of expected aggregate Stated Principal Balances of the related Mortgage Loans (determined as described in the preceding sentence). The Company hereby represents and warrants to the Purchaser, as to each Mortgage Loan, as of the related Closing Date as follows:

     (a) The information set forth in the Mortgage Loan Schedule attached to the related Term Sheet is true, complete and correct in all material respects as of the related Cut-Off Date;

     (b) The Mortgage creates a valid, subsisting and enforceable first lien or a first priority ownership interest in an estate in fee simple in real property securing the related Mortgage Note subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors;

     (c) All payments due prior to the related Cut-off Date for such Mortgage Loan have been made as of the related Closing Date; the Mortgage Loan has not been dishonored; there are no material defaults under the terms of the Mortgage Loan; the Company has not advanced its own funds, or induced, solicited or knowingly received any advance of funds from a party other than the owner of the Mortgaged Property subject to the Mortgage, directly or indirectly, for the payment of any amount required by the Mortgage Loan. As of the related Closing Date, all of the Mortgage Loans will have an actual interest paid to date of their related Cut-off Date(or later) and will be due for the scheduled monthly payment next succeeding the Cut-off Date (or later), as evidenced by a posting to Company's servicing collection system. No payment under any Mortgage Loan is delinquent as of the related Closing Date nor has any scheduled payment been delinquent at any time during the twelve (12) months prior to the month of the related Closing Date. For purposes of this paragraph, a Mortgage Loan will be deemed delinquent if any payment due thereunder was not paid by the Mortgagor in the month such payment was due;

     (d) There are no defaults by Company in complying with the terms of the Mortgage, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable;

     (e) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded to the extent any such recordation is required by law, or, necessary to protect the interest of the Purchaser. No instrument of waiver, alteration or modification has been executed except in connection with a modification agreement and which modification agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule, and no Mortgagor has been released, in whole or in part, from the terms thereof except in connection with an assumption agreement and which assumption agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule; the substance of any such waiver, alteration or modification has been approved by the issuer of any related Primary Mortgage Insurance Policy, Lender Primary Mortgage Insurance Policy and title insurance policy, to the extent required by the related policies;

     (f) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render the Mortgage Note or Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and as of the related Closing Date the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding;

     (g) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by a Qualified Insurer, against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae or FHLMC Guide, as well as all additional requirements set forth in
Section 4.10 of this Agreement. All such standard hazard policies are in full force and effect and contain a standard mortgagee clause naming the Company and its successors in interest and assigns as loss payee and such clause is still in effect and all premiums due thereon have been paid. If required by the Flood Disaster Protection Act of 1973, as amended, the Mortgage Loan is covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration which policy conforms to Fannie Mae or FHLMC requirements, as well as all additional requirements set forth in Section 4.10 of this Agreement. Such policy was issued by a Qualified Insurer. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefor from the Mortgagor. Neither the Company (nor any prior originator or servicer of any of the Mortgage Loans) nor any Mortgagor has engaged in any act or omission which has impaired or would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either;

     (h) Each Mortgage Loan complies with, and the Company has complied with, applicable local, state and federal laws, regulations and other requirements including, without limitation, usury, equal credit opportunity, real, estate settlement procedures, the Federal Truth-In-Lending Act, disclosure laws and all applicable predatory and abusive lending laws and consummation of the transactions contemplated hereby, including without limitation, the receipt of interest by the owner of such Mortgage Loan, will not involve the violation of any such laws, rules or regulations. None of the Mortgage Loans are (a) Mortgage Loans subject to 12 CFR Part 226.31, 12 CFR Part 226.32 or 226.34 of Regulation Z, the' regulation implementing TILA, which implements the Home Ownership and Equity Protection Act of 1994, as amended, or (b) except as may be provided in subparagraph (c) below, classified and/or defined, as a "high cost", "threshold", "predatory" "high risk home loan" or "covered" loan (or a similarly classified loan using different terminology under a law imposing additional legal liability for mortgage loans having high interest rates, points and or/fees) under any other applicable state, federal or local law including, but not limited to, the States of Georgia, New York, North Carolina, Arkansas,
Kentucky or New Mexico, (c) Mortgage Loans subject to the New Jersey Home Ownership Security Act of 2002 (the "Act"), unless such Mortgage Loan is a (1) "Home Loan" as defined in the Act that is a first lien Mortgage Loan, which is not a "High Cost Home Loan" as defined in the Act or (2) "Covered Home Loan" as defined in the Act that is a first lien purchase money Mortgage Loan, which is not a High Cost Home Loan under the Act, or (d) secured by Mortgaged Property in the Commonwealth of Massachusetts with a loan application date on or after November 7, 2004 that refinances a mortgage loan that is less than sixty (60) months old, unless such Mortgage Loan (1) is on an investment property, (ii) meets the requirements set forth in the Code of Massachusetts Regulation ("CMR"), 209 CMR 53.04(1)(b), or (iii) meets the requirements set forth in the 209 CMR 53.04(1)(c). In addition to and notwithstanding anything to the contrary herein, no Mortgage Loan for which the Mortgaged Property is located in New Jersey is a Home Loan as defined in the Act that was made, arranged, or assigned by a person selling either a manufactured home or home improvements to the Mortgaged Property or was made by an originator to whom the Mortgagor was referred by any such seller. Each Mortgage Loan is being (and has been) serviced in accordance with Accepted Servicing Practices and applicable state and federal laws, including, without limitation, the Federal Truth-In-Lending Act and other consumer protection laws, real estate settlement procedures, usury, equal credit opportunity and disclosure laws. Company shall maintain in its possession, available for the Purchaser's inspection, as appropriate, and shall deliver to the Purchaser or its designee upon demand, evidence of compliance with all such requirements;

     (i) The Mortgage has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

     (j) The Mortgage is a valid, subsisting, enforceable and perfected first lien on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems affixed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing securing the Mortgage Note's original principal balance subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors. The Mortgage and the Mortgage Note do not contain any evidence of any security interest or other interest or right thereto. Such lien is free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage subject only to (1) the lien of non-delinquent current real property taxes and assessments not yet due and payable, (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording which are acceptable to mortgage lending institutions generally and either (A) which, are referred to in the lender's title insurance policy delivered to the originator or otherwise considered in the appraisal made for the originator of the Mortgage Loan, or (B) which do not adversely affect the residential use or Appraised
Value of the Mortgaged Property as set forth in such appraisal, and (3) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting, enforceable and perfected first lien and first priority security interest on the property described therein, and the Company has the full right to sell and assign the same to the Purchaser;

     (k) The Mortgage Note and the related Mortgage are original and genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors, and the Company has taken all action necessary to transfer such rights of enforceability to the Purchaser. All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage. The Mortgage Loan Documents are on forms acceptable to Fannie Mae and FHLMC. The Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to a Mortgage Loan has taken place on the part of Company or the Mortgagor, or on the part of any other party involved in the origination or servicing of the Mortgage Loan. The proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvements and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

     (l) The Company is the sole owner and holder of the Mortgage Loan and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loan to the Purchaser, the Company will retain the Mortgage File or any part thereof with respect thereto not delivered to the Purchaser or the Purchaser's designee in trust only for the purpose of servicing and supervising the servicing of the Mortgage Loan. Immediately prior to the transfer and assignment to the Purchaser, the Mortgage Loan, including the Mortgage Note and the Mortgage, were not subject to an assignment, sale or pledge to any person other than Purchaser, and the Company had good and marketable title to and was the sole owner thereof and had full right to transfer and sell the Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, charge, claim or security interest and has the full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign the Mortgage Loan pursuant to this Agreement and following the sale of the Mortgage Loan, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Company intends to relinquish all rights to possess, control and monitor the Mortgage Loan, except for the purposes of servicing the Mortgage Loan as set forth in this Agreement. After the related Closing Date, the Company will not have any right to modify or alter the terms of the sale of the Mortgage Loan and the Company will not have any obligation or right to repurchase the Mortgage Loan or substitute another Mortgage Loan, except as provided in this Agreement, or as otherwise agreed to by the Company and the Purchaser;

     (m) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy or insurance acceptable to Fannie Mae or FHLMC (including adjustable rate endorsements), issued by a title insurer acceptable to Fannie Mae or FHLMC and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (j)(1), (2) and (3) above) the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly Payment. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. The Company, its successors and assigns, is the sole insured of such lender's title insurance policy, such title insurance policy has been duly and validly endorsed to the Purchaser or the assignment to the Purchaser of the Company's interest therein does not require the consent of or notification to the insurer and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder or servicer of the related Mortgage, including the Company, nor any Mortgagor, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;

     (n) There is no default, breach, violation or event of acceleration existing under the Mortgage or the related Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration; and neither the Company, nor any prior mortgagee has waived any default, breach, violation or event permitting acceleration;

     (o) There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to or equal to the lien of the related Mortgage;

     (p) All improvements subject to the Mortgage which were considered in determining the appraised value of the Mortgaged Property lie wholly within the boundaries and building restriction lines of the Mortgaged Property (and wholly within the project with respect to a condominium unit) and no improvements on adjoining properties encroach upon the Mortgaged Property except those which are insured against by the title insurance policy referred to in clause (m) above and all improvements on the property comply with all applicable zoning and subdivision laws and ordinances;

     (q) Each Mortgage Loan was originated by or for the Company pursuant to, and conforms with, the Company's underwriting guidelines attached as Exhibit H hereto. The Mortgage Loan bears interest at an adjustable rate (if applicable) as set forth in the related Mortgage Loan Schedule, and Monthly Payments under the Mortgage Note are due and payable on the first day of each month. The Mortgage contains the usual and enforceable provisions of the Company at the time of origination for the acceleration of the payment of the unpaid principal amount of the Mortgage Loan if the related Mortgaged Property is sold without the prior consent of the mortgagee thereunder;

     (r) The Mortgaged Property is not subject to any material damage. At origination of the Mortgage Loan there was not, since origination of the Mortgage Loan there has not been, and there currently is no proceeding pending for the total or partial condemnation of the Mortgaged Property. The Company has not received notification that any such proceedings are scheduled to commence at a future date;

     (s) The related Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (1) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (2) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

     (t) If the Mortgage constitutes a deed of trust, a trustee, authorized and duly qualified if required under applicable law to act as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses, except as may be required by local law, are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale or attempted sale after default by the Mortgagor;

     (u) The Mortgage File contains an appraisal of the related Mortgaged Property signed prior to the final approval of the mortgage loan application by a Qualified Appraiser, approved by the Company, who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae or FIILMC and Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated. The appraisal is in a form acceptable to Fannie Mae or FHLMC;

     (v) All parties which have had any interest in the Mortgage, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (A) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (B) (1) organized under the laws of such state, or (2) qualified to do business in such state, or (3) federal savings and loan associations or national banks or a Federal Home Loan Bank or savings bank having principal offices in such state, or (4) not doing business in such state;

     (w) The related Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to above and such collateral does not serve as security for any other obligation;

     (x) The Mortgagor has received and has executed, where applicable, all disclosure materials required by applicable law with respect to the making of such mortgage loans;

     (y) The Mortgage Loan does not contain balloon or "graduated payment" features; No Mortgage Loan is subject to a buydown agreement or contains any buydown provision;

     (z) The Mortgagor is not in bankruptcy and, the Mortgagor is not insolvent and the Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or materially adversely affect the value or marketability of the Mortgage Loan;

     (aa) Each Mortgage Loan bears interest based upon a thirty (30) day month and a three hundred and sixty (360) day year. The Mortgage Loans have an original term to maturity of not more than thirty (30) years, with interest payable in arrears on the first day of each month. As to each adjustable rate Mortgage Loan, on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index, plus the applicable Margin; provided, that the Mortgage Interest Rate, on each applicable Adjustment Date, will not increase by more than the Initial Rate Cap or Periodic Rate Cap, as applicable. Over the term of each adjustable rate Mortgage Loan, the Mortgage Interest Rate will not exceed such Mortgage Loan's Lifetime Rate Cap. None of the Mortgage Loans are "interest-only" Mortgage Loans or "negative amortization" Mortgage Loans. With respect to each adjustable rate Mortgage Loan, each Mortgage Note requires a monthly payment which is sufficient (a) during the period prior to the first adjustment to the Mortgage Interest Rate, to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate, and (b) during the period following each Adjustment Date, to fully amortize the outstanding principal balance as of the first day of such period over the then remaining tern of such Mortgage Note and to pay interest at the related Mortgage Interest Rate. With respect to each adjustable rate Mortgage Loan, the Mortgage Note provides that when the Mortgage Interest Rate changes on an Adjustment Date, the then outstanding principal balance will be reamortized over the remaining life of the Mortgage Loan. No Mortgage Loan contains terms or provisions which would result in negative amortization. None of the Mortgage Loans contain a conversion feature which would cause the Mortgage Loan interest rate to convert to a fixed interest rate. None of the Mortgage Loans are considered agricultural loans;

     (bb)     (INTENTIONALLY  LEFT  BLANK)

     (cc)     (INTENTIONALLY  LEFT  BLANK)

     (dd)     (INTENTIONALLY  LEFT  BLANK)

     (ee)     (INTENTIONALLY  LEFT  BLANK)

     (ff)     (INTENTIONALLY  LEFT  BLANK)

     (gg)     (INTENTIONALLY  LEFT  BLANK)

     (hh) In the event the Mortgage Loan had an LTV at origination greater than 80.00%, the excess of the principal balance of the Mortgage Loan over 75.0% of the Appraised Value of the Mortgaged Property with respect to a Refinanced Mortgage Loan, or the lesser of the Appraised Value or the purchase price of the Mortgaged Property with respect to a purchase money Mortgage Loan was insured as to payment defaults by a Primary Mortgage Insurance Policy issued by a Qualified Insurer. No Mortgage Loan has an LTV over 95%. All provisions of such Primary Mortgage Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain the Primary Mortgage Insurance Policy, subject to state and federal law, and to pay all premiums and charges in connection therewith. No action has been taken or failed to be taken, on or prior to the Closing Date which has resulted or will result in an exclusion from, denial of, or defense to coverage under any Primary Mortgage Insurance Policy (including, without limitation, any exclusions, denials or defenses which would limit or reduce the availability of the timely payment of the full amount of the loss otherwise due thereunder to the insured) whether arising out of actions, representations, errors, omissions, negligence, or fraud of the Company or the Mortgagor, or for any other reason under such coverage; The mortgage interest rate for the Mortgage Loan as set forth on the related Mortgage Loan
Schedule is net of any such insurance premium. Any Mortgage Loan subject to a Lender Primary Mortgage Insurance Policy obligates the Company to maintain the Lender Primary Mortgage Insurance Policy and to pay all premiums and charges in connection therewith;

     (ii) The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

     (jj) None of the Mortgage Loans are secured by an interest in a leasehold estate. The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a single parcel of real property with a detached single family residence erected thereon, or a townhouse, or a two-to four-family dwelling, or an individual condominium unit in a condominium project, or an individual unit in a planned unit development or a de minimis planned unit development, provided, however, that no residence or dwelling is a single parcel of real property with a manufactured home not affixed to a permanent foundation, or a mobile home. Any condominium unit or planned unit development conforms with the Company's underwriting guidelines. As of the date of origination, no portion of any Mortgaged Property was used for commercial purposes, and since the Origination Date, no portion of any Mortgaged Property has been, or currently is, used for commercial purposes;

     (kk) Payments on the Mortgage Loan commenced no more than sixty (60) days after the funds were disbursed in connection with the Mortgage Loan. The Mortgage Note is payable on the first day of each month in monthly installments of principal and interest, which installments are subject to change due to the adjustments to the Mortgage Interest Rate on each Adjustment Date, with interest calculated and payable in arrears. Each of the Mortgage Loans will amortize fully by the stated maturity date, over an original term of not more than thirty years from commencement of amortization;

     (ll) As of the Closing Date of the Mortgage Loan, the Mortgage Property was lawfully occupied under applicable law, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

     (mm) There is no pending action or proceeding directly involving the Mortgaged Property in which compliance with any environmental law, rule or regulation is an issue; there is no violation of any environmental law, rule or regulation with respect to the Mortgaged Property; and the Company has not received any notice of any environmental hazard on the Mortgaged Property and nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

     (nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

     (oo) No Mortgage Loan is a construction or rehabilitation Mortgage Loan or was made to facilitate the trade-in or exchange of a Mortgaged Property;

     (pp)     The  Mortgagor  for  each  Mortgage  Loan  is  a  natural  person;

     (qq)     None  of  the  Mortgage  Loans  are  Co-op  Loans;

     (rr) With respect to each Mortgage Loan that has a prepayment penalty feature, each such prepayment penalty is enforceable and will be enforced by the Company and each prepayment penalty is permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth on the Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment penalty, such prepayment penalty is at least equal to the lesser of (A) the maximum amount permitted under applicable law and
(B) six months interest at the related Mortgage Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan;

     (ss) With respect to each Mortgage Loan either (i) the fair market value of the Mortgaged Property securing such Mortgage Loan was at least equal to 80 percent of the original principal balance of such Mortgage Loan at the time such Mortgage Loan was originated or (ii) (a) the Mortgage Loan is only secured by the Mortgage Property and (b) substantially all of the proceeds of such Mortgage Loan were used to acquire or to improve or protect the Mortgage Property. For the purposes of the preceding sentence, if the Mortgage Loan has been significantly modified other than as a result of a default or a reasonable foreseeable default, the modified Mortgage Loan will be viewed as having been originated on the date of the modification;

     (tt) The Mortgage Loan was originated by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to sections 203 and 211 of the National Housing Act, a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or similar institution which is supervised and examined by a federal or state authority;

     (uu) None of the Mortgage Loans are simple interest Mortgage Loans and none of the Mortgaged Properties are timeshares;

     (vv) All of the terms of the Mortgage pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance are enforceable, all such adjustments have been properly made, including the mailing of required notices, and such adjustments do not and will not affect the priority of the Mortgage lien. With respect to each Mortgage Loan which has passed its initial Adjustment Date, Company has performed an audit of the Mortgage Loan to determine whether all interest rate adjustments have been made in accordance with the terms of the Mortgage Note and Mortgage;

     (ww) Each Mortgage Note, each Mortgage, each Assignment and any other documents required pursuant to this Agreement to be delivered to the Purchaser or its designee, or its assignee for each Mortgage Loan, have been, on or before the related Closing Date, delivered to the Purchaser or its designee, or its assignee;

     (xx) There is no Mortgage Loan that was originated on or after October 1, 2002 and before March 7, 2003, which is secured by property located in the State of Georgia;

     (yy) No proceeds from any Mortgage Loan were used to finance single premium credit insurance policies;

     (zz) No borrower was encouraged or required to select a Mortgage Loan product offered by the Mortgage Loan's originator which is a higher cost product designed for less creditworthy borrowers, unless at the time of the Mortgage Loan's origination, such borrower did not qualify taking into account credit history and debt-to-income ratios for a lower-cost credit product then offered by the Mortgage Loan's originator or any affiliate of the Mortgage Loan's originator. If, at the time of loan application, the borrower may have qualified for a lower-cost credit product then offered by any mortgage lending affiliate of the Mortgage Loan's originator, the Mortgage Loan's originator referred the borrower's application to such affiliate for underwriting consideration;

     (aaa) The methodology used in underwriting the extension of credit for each Mortgage Loan employs objective mathematical principles which relate the borrower's income, assets and liabilities to the proposed payment and such underwriting methodology does not rely on the extent of the borrower's equity in the collateral as the principal determining factor in approving such credit extension. Such underwriting methodology confirmed that at the time of origination (application/approval) the borrower had a reasonable ability to make timely payments on the Mortgage Loan;

     (bbb) With respect to any Mortgage Loan that contains a provision permitting imposition of a premium upon a prepayment prior to maturity: (i) prior to the loan's origination, the borrower agreed to such premium in exchange for a monetary benefit, including but not limited to a rate or fee reduction,
(ii) prior to the loan's origination, the borrower was offered the option of obtaining a mortgage loan that did not require payment of such a premium, (iii) the prepayment premium is disclosed to the borrower in the loan documents pursuant to applicable state and federal law, and (iv) notwithstanding any state or federal law to the contrary, the Servicer shall not impose such prepayment premium in any instance when the mortgage debt is accelerated as the result of the borrower's default in making the loan payments;

     (ccc) No borrower was required to purchase any credit life, disability, accident or health insurance product as a condition of obtaining the extension of credit. No borrower obtained a prepaid single-premium credit life, disability, accident or health insurance policy in connection with the origination of the Mortgage Loan; No proceeds from any Mortgage Loan were used to purchase single premium credit insurance policies as part of the origination of, or as a condition to closing, such Mortgage Loan;

     (ddd) The Company will transmit full-file credit reporting data for each Mortgage Loan pursuant to the Fannie Mae Selling Guide and that for each Mortgage Loan, the Company agrees it shall report one of the following statuses each month as follows: new origination, current, delinquent (30-, 60-, 90-days, etc.), foreclosed, or charged-off,

     (eee) Any Mortgage Loan with a Mortgaged Property in the State of Illinois complies with the Illinois Interest Act; and

     (fff) With respect to any Mortgage Loan originated on or after August 1, 2004 and underlying the security, neither the related Mortgage nor the related Mortgage Note requires the borrower to submit to arbitration to resolve any dispute arising out of or relating in any way to the mortgage loan transaction.

Section  3.03     Repurchase:  Substitution.

     It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans and delivery of the Mortgage Loan Documents to the Purchaser, or its designee, and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination, or lack of examination, of any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser in any Mortgage Loan, the party discovering such breach shall give prompt written notice to the other. The Company shall have a period of sixty (60) days from the earlier of its discovery or its receipt of notice of any such breach within which to correct or cure such breach. The Company hereby covenants and agrees that if any such breach is not corrected or cured within such sixty day period, the Company shall, at the Purchaser's option and not later than ninety (90) days of its discovery or its receipt of notice of such breach, repurchase such Mortgage Loan at the Repurchase Price or, with the Purchaser's prior consent and at Purchaser's sole option, substitute a Mortgage Loan as provided below. In the event that any such breach shall involve any representation or warranty set forth in Section 3.01, and such breach is not cured within sixty (60) days of the earlier of either discovery by or notice to the Company of such breach, all Mortgage Loans shall, at the option of the Purchaser, be repurchased by the Company at the Repurchase Price. Any such repurchase shall be accomplished by wire transfer of immediately available funds to Purchaser in the amount of the Repurchase Price.

     If the Company is required to repurchase any Mortgage Loan pursuant to this
Section 3.03, the Company may, with the Purchaser's prior consent and at Purchaser's sole option, within ninety (90) days from the related Closing Date, remove such defective Mortgage Loan from the terms of this Agreement and substitute another mortgage loan for such defective Mortgage Loan, in lieu of repurchasing such defective Mortgage Loan. Any substitute Mortgage Loan is subject to Purchaser acceptability. Any substituted Loans will comply with the representations and warranties set forth in this Agreement as of the substitution date

     The Company shall amend the related Mortgage Loan Schedule to reflect the withdrawal of the removed Mortgage Loan from this Agreement and the substitution of such substitute Mortgage Loan therefor. Upon such amendment, the Purchaser shall review the Mortgage File delivered to it relating to the substitute Mortgage Loan. In the event of such a substitution, accrued interest on the substitute Mortgage Loan for the month in which the substitution occurs and any Principal Prepayments made thereon during such month shall be the property of the Purchaser and accrued interest for such month on the Mortgage Loan for which the substitution is made and any Principal Prepayments made thereon during such month shall be the property of the Company. The principal payment on a substitute Mortgage Loan due on the Due Date in the month of substitution shall be the property of the Company and the principal payment on the Mortgage Loan for which the substitution is made due on such date shall be the property of the Purchaser.

     For any month in which the Company is permitted to substitute one or more substitute Mortgage Loans, the Company will determine the amount (if any) by which the aggregate Stated Principal Balance (after application of the principal portion of all scheduled payments due in the month of substitution) of all the substitute Mortgage Loans in the month of substitution is less then the aggregate Stated Principal Balance (after application of the principal portion of the scheduled payment due in the month of substitution) of the such replaced Mortgage Loan. An amount equal to the aggregate of such deficiencies described in the preceding sentence for any Remittance Date shall be deposited into the Custodial Account by the Company on the related Determination Date in the month following the calendar month during which the substitution occurred.

     It is understood and agreed that the obligation of the Company set forth in this Section 3.03 to cure, repurchase or substitute for a defective Mortgage Loan, and to indemnify Purchaser pursuant to Section 8.01, constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties. If the Company fails to repurchase or substitute for a defective Mortgage Loan in accordance with this Section 3.03, or fails to cure a defective Mortgage Loan to Purchaser's reasonable satisfaction in accordance with this
Section 3.03, or to indemnify Purchaser pursuant to Section 8.01, that failure shall be an Event of Default and the Purchaser shall be entitled to pursue all remedies available in this Agreement as a result thereof. No provision of this paragraph shall affect the rights of the Purchaser to terminate this Agreement for cause, as set forth in Sections 10.01 and 11.01.

     Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and 3.02 shall accrue as to any Mortgage Loan upon (i) the earlier of discovery of such breach by the Company or notice thereof by the Purchaser to the Company, (ii) failure by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

     In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, with respect to any Mortgage Loan that is not in default or as to which no default is imminent, no substitution pursuant to Subsection 3.03 shall be made after the applicable REMIC's "start up day" (as defined in Section 860G(a) (9) of the Code), unless the Company has obtained an Opinion of Counsel to the effect that such substitution will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defmed in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REIVIIC at any time.

Section  3.04     Representations  and  Warranties  of  the  Purchaser.

     The Purchaser represents, warrants and convenants to the Company that, as of the related Closing Date or as of such date specifically provided herein:

     (a) The Purchaser is a corporation, dully organized validly existing and in good standing under the laws of the State of Delaware and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise except or not required under applicable law to effect such qualification or license;

     (b) The Purchaser has full power and authority to hold each Mortgage Loan, to purchase each Mortgage Loan pursuant to this Agreement and the related Term Sheet and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet, has duly executed and delivered this Agreement and the related Term Sheet;

     (c) None of the execution and delivery of this Agreement and the related Term Sheet, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Purchaser's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject;

     (d) There is no litigation pending or to the best of the Purchaser's knowledge, threatened with respect to the Purchaser which i reasonably likely to have a material adverse effect on the purchase of the related Mortgage Loans, the execution, delivery or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Purchaser;

     (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement and the related Term Sheet, the purchase of the Mortgage Loans or the consummation of the transactions contemplated by this Agreement and the related Term Sheet except for consents, approvals, authorizations and orders which have been obtained;

     (f) The consummation of the transactions contemplated by this Agreement and the related Term Sheet is in the ordinary course of business of the Purchaser;

     (g) The Purchaser will treat the purchase of the Mortgage Loans from the Company as a purchase for reporting, tax and accounting purposes; and

     (h) The Purchaser does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every of its covenants contained in this Agreement and the related Term Sheet.

     The Purchaser shall indemnify the Company and hold it harmless against any claims, proceedings, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from a breach by the Purchaser of the representations and warranties contained in this Section 3.04. It is understood and agreed that the obligations of the Purchaser set forth in this Section 3.04 to indemnify the Seller as provided herein constitute the sole remedies of the Seller respecting a breach of the foregoing representations and warranties.


                                   ARTICLE IV

                 ADMINISTRATION AND SERVICING OF MORTGAGE LOANS

Section  4.01     Company  to  Act  as  Servicer.

     The Company, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with this Agreement and the related Term Sheet and with Accepted Servicing Practices, and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Company may deem necessary or desirable and consistent with the terms of this Agreement and the related Term Sheet and with Accepted Servicing Practices and exercise the same care that it customarily employs for its own account. Except as set forth in this Agreement and the related Term Sheet, the Company shall service the Mortgage Loans in strict compliance with the servicing provisions of the Fannie Mae Guides (special servicing option), which include, but are not limited to, provisions regarding the liquidation of Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of mortgage impairment insurance, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies and Lender Primary Mortgage Insurance Policies, insurance claims, the title, management and disposition of REO
Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Files, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and the related Term Sheet and any of the servicing provisions of the Fannie Mae Guides, the provisions of this Agreement and the related Term Sheet shall control and be binding upon the Purchaser and the Company.

     Consistent with the terms of this Agreement and the related Term Sheet, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that unless the Company has obtained the prior written consent of the Purchaser, the Company shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer for more than ninety days or forgive any payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the Purchaser and which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section 4.05. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. Notwithstanding anything herein to the contrary, the Company may not enter into a forbearance agreement or similar arrangement with respect to any Mortgage Loan which runs more than 180 days after the first delinquent Due Date. Any such agreement shall be approved by Purchaser and, if required, by the Primary Mortgage Insurance Policy insurer and Lender Primary Mortgage Insurance Policy insurer, if required.

     Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Pass-Through Transfer, the Company (a) with respect to such Mortgage Loan, shall not permit any modification with respect to such Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to such Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of such Mortgage Loan that would both (i) effect an exchange or reissuance of such Mortgage Loan under
Section  1001  of  the Code (or Treasury regulations promulgated thereunder) and
(ii) cause any REMIC to fail to qualify as a REMIC under the Code or the imposition of any tax on "prohibited transactions" or "contributions" after the startup date under the REIVIIC Provisions.

     Prior to taking any action with respect to the Mortgage Loans subject to a Pass-Through Transfer, which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel acceptable to the trustee in such Pass-Through Transfer with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defmed in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code)(either such event, an "Adverse REMIC Event"), and the Company shall not take any such actions as to which it has been advised that an Adverse REIVIIC Event could occur.

     The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Company shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defmed in Section 860G(a)(3) of the Code or "permitted investments" as defmed in Section 860G(a)(5) of the Code.

     In servicing and administering the Mortgage Loans, the Company shall employ Accepted Servicing Practices, giving due consideration to the Purchasers reliance on the Company. Unless a different time period is stated in this Agreement or the related Term Sheet, Purchaser shall be deemed to have given consent in connection with a particular matter if Purchaser does not affirmatively grant or deny consent within five (5) Business Days from the date Purchaser receives a second written request for consent for such matter from Company as servicer.

     The Mortgage Loans may be subserviced by a Subservicer on behalf of the Company provided that the Subservicer is an entity that engages in the business of servicing loans, and in either case shall be authorized to transact business, and licensed to service mortgage loans, in the state or states where the related Mortgaged Properties it is to service are situated, if and to the extent required by applicable law to enable the Subservicer to perform its obligations hereunder and under the Subservicing Agreement, and in either case shall be a FHLMC or Fannie Mae approved mortgage servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Fannie Mae or FHLMC, or which would require notification to Fannie Mae or FHLMC. In addition, each Subservicer will obtain and preserve its qualifications to do business as a foreign corporation and its licenses to service mortgage loans, in each jurisdiction in which such qualifications and/or licenses are or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform or cause to be performed its duties under the related Subservicing Agreement. The Company may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Company of the Subservicer shall not release the Company from any of its obligations hereunder and the Company shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Company shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee. Company shall notify Purchaser promptly in writing upon the appointment of any Subservicer.

     At the cost and expense of the Company, without any right of reimbursement from the Custodial Account, the Company shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 4.13, 8.04, 9.01 or 10.01 and if requested to do so by the Purchaser, the Company shall at its own cost and expense terminate the rights and responsibilities of the Subservicer effective as of the date of termination of the Company. The Company shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Company's own funds without reimbursement from the Purchaser.

     Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Company and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Company shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Company shall be entitled to enter into an agreement with the Subservicer for indemnification of the Company by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification. The Company will indemnify and hold Purchaser harmless from any loss, liability or expense arising out of its use of a Subservicer to perform any of its servicing duties, responsibilities and obligations hereunder.

     Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Company alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservice?s fees and expenses. For purposes of distributions and advances by the Company pursuant to this Agreement, the Company shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

Section  4.02     Collection  of  Mortgage  Loan  Payments.

     Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Company will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement, Accepted Servicing Practices, and the terms and provisions of any related Primary Mortgage Insurance Policy and Lender Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Company will take special care in ascertaining and estimating annual escrow payments, and all other charges that, as provided in the Mortgage, will become due and payable, so that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

     In no event will the Company waive its right to any prepayment penalty or premium without the prior written consent of Purchaser and Company will use diligent efforts to collect same when due except as otherwise provided in the prepayment penalty provisions provided in the Mortgage Loan Documents.

Section  4.03     Realization  Upon  Defaulted  Mortgage.

     The Company shall use its best efforts, consistent with the procedures that the Company would use in servicing loans for its own account, consistent with Accepted Servicing Practices, any Primary Mortgage Insurance Policies and Lender Primary Mortgage Insurance Policies and the best interest of Purchaser, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to Section 4.01. Foreclosure or comparable proceedings shall be initiated within ninety (90) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. The Company shall use its best efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Purchaser, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which a Mortgaged Property shall have suffered damage, the Company shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Purchaser after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Company through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in Section 4.05. Company shall obtain prior approval of Purchaser as to repair or restoration expenses in excess of ten thousand dollars ($10,000). The Company shall notif' the Purchaser in writing of the commencement of foreclosure proceedings and not less than 5 days prior to the acceptance or rejection of any offer of reinstatement. The Company shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Company shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property.

     Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any Mortgage Loan which becomes ninety (90) days or greater delinquent in payment of a scheduled Monthly Payment, without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed Monthly Advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such delinquent Mortgage Loan notwithstanding anything to the contrary set forth in
Section  4.05.  In  the event of any such termination, the provisions of Section
11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such delinquent Mortgage Loan to the Purchaser or its designee.

     In the event that a Mortgage Loan becomes part of a REMIC, and becomes REO Property, such property shall be disposed of by the Company, with the consent of Purchaser as required pursuant to this Agreement, before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Company provides to the trustee under such REIVIIC an opinion of counsel to the effect that the holding of such REO Property subsequent to the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, will not result in the imposition of taxes on "prohibited transactions" as defmed in Section 860F of the Code, or cause the transaction to fail to qualify as a REIvIIC at any time that certificates are outstanding. Company shall manage, conserve, protect and operate each such REO Property for the certificateholders solely for the purpose of its prompt disposition and sale in a manner which does not cause such property to fail to qualify as "foreclosure property" within the meaning of
Section 860F(a)(2)(E) of the Code, or any "net income from foreclosure property" which is subject to taxation under the REMIC provisions of the Code. Pursuant to its efforts to sell such property, the Company shall either itself or through an agent selected by Company, protect and conserve such property in the same manner and to such an extent as is customary in the locality where such property is located. Additionally, Company shall perform the tax withholding and reporting related to Sections 1445 and 6050J of the Code.

Section  4.04     Establishment  of  Custodial  Accounts;  Deposits in Custodial
Accounts.

     The Company shall segregate Sand hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. The Custodial Account shall be an Eligible Account. Funds shall be deposited in the Custodial Account within 24 hours of receipt, and shall at all times be insured by the FDIC up to the FDIC insurance limits, or must be invested in Permitted Investments for the benefit of the Purchaser. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section
4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon the request of any subsequent Purchaser.

     The Company shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the Cut-off Date, or received by it prior to the Cut-off Date but allocable to a period subsequent thereto, other than in respect of principal and interest on the Mortgage Loans due on or before the Cut-off Date:

     (i) all payments on account of principal, including Principal Prepayments, on the Mortgage Loans;

     (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

     (iii)   all  Liquidation  Proceeds;

     (iv) any amounts required to be deposited by the Company in connection with any REO Property pursuant to Section 4.13 and in connection therewith, the Company shall provide the Purchaser with written detail itemizing all of such amounts;

     (v) all Insurance Proceeds including amounts required to be deposited pursuant to Sections 4.08, 4.10 and 4.11, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices, the Mortgage Loan Documents or applicable law;

     (vi) all Condemnation Proceeds affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Accepted Servicing Practices, the loan documents or applicable law;

     (vii)   any  Monthly  Advances;

     (viii) with respect to each full or partial Principal Prepayment, any Prepayment Interest Shortfalls, to the extent of the Company's aggregate Servicing Fee received with respect to the related Prepayment Period;

     (ix)    any  amounts  required  to be deposited by the Company pursuant to
Section 4.10 in connection with the deductible clause in any blanket hazard insurance policy, such deposit shall be made from the Company's own funds, without reimbursement therefor; and

     (x) any amounts required to be deposited in the Custodial Account pursuant to Section 4.01,4.13 or 6.02.

          The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to Section 4.05 (iv). The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Custodial Account.

Section  4.05     Permitted  Withdrawals  From  the  Custodial  Account.

     The Company may, from time to time, withdraw from the Custodial Account for the following purposes:

     (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

     (ii) to reimburse itself for Monthly Advances, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made, it being understood that, in the case of such reimbursement, the Company's right thereto shall be prior to the rights of the Purchaser, except that, where the Company is required to repurchase a Mortgage Loan, pursuant to Section 3.03, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such Section and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

     (iii) to reimburse itself for unreimbursed Servicing Advances and any unpaid Servicing Fees(or REO administration fees described in Section 4.13), the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related proceeds from Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds in accordance with the relevant provisions of the Fannie Mae Guides or as otherwise set forth in this Agreement; any recovery shall be made upon liquidation of the REO Property;

     (iv) to pay to itself as part of its servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date), and (b) the Servicing Fee from that portion of any payment or recovery as to interest with respect to a particular Mortgage Loan;

     (v) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Section 3.03 all amounts received thereon and not distributed as of the date on which the related repurchase price is determined,

     (vi)    to  transfer  funds to another Eligible Account in accordance with
Section  4.09  hereof;

     (vii) to remove funds inadvertently placed in the Custodial Account by the Company;

     (viii) to clear and terminate the Custodial Account upon the termination of this Agreement; and

     (ix) to reimburse itself for Nonrecoverable Advances to the extent not reimbursed pursuant to clause (ii) or clause (iii).

Section  4.06     Establishment  of Escrow Accounts Deposits in Escrow Accounts.

     The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. The Escrow Account shall be an Eligible Account. Funds deposited in each Escrow Account shall at all times be insured in a manner to provide maximum insurance under the insurance limitations of the FDIC, or must be invested in Permitted Investments. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon request to any subsequent purchaser.

     The Company shall deposit in the Escrow Account or Accounts on a daily basis, and retain therein:

     (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

     (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

     (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

     The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth or in accordance with Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes. The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Escrow Account.

Section  4.07     Permitted  Withdrawals  From  Escrow  Account.

     Withdrawals  from  the  Escrow  Account  may  be  made  by  Company  only:

     (i) to effect timely payments of ground rents, taxes, assessments, water rates, Primary Mortgage Insurance Policy premiums, if applicable, fire and hazard insurance premiums, condominium assessments and comparable items;

     (ii) to reimburse Company for any Servicing Advance made by Company with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

     (iii) to refund to the Mortgagor any funds as may be determined to be overages;

     (iv) for transfer to the Custodial Account in accordance with the terms of this Agreement;

     (v)     for application to restoration or repair of the Mortgaged Property;

     (vi) to pay to the Company, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

     (vii) to clear and terminate the Escrow Account on the termination of this Agreement. As part of its servicing duties, the Company shall pay to the Mortgagors interest on funds in Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor; and

     (viii) to pay to the Mortgagors or other parties Insurance Proceeds deposited in accordance with Section 4.06.

Section 4.08 Payment of Taxes, Insurance and Other Charges: Maintenance of Primary Mortgage Insurance Policies: Collections Thereunder.

     With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of primary mortgage insurance premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Company shall determine that any such payments are made by the Mortgagor at the time they first become due. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.

     The Company will maintain in full force and effect Primary Mortgage Insurance Policies or Lender Primary Mortgage Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be terminated only with the approval of Purchaser, or as required by applicable law or regulation. The Company will not cancel or refuse to renew any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy in effect on the Closing Date that is required to be kept in force under this Agreement unless a replacement Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Company shall not take any action which would result in non-coverage under any applicable Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy as provided above.

     In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primar5' Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

Section  4.09     Transfer  of  Accounts.

     The Company may transfer the Custodial Account or the Escrow Account to a different Eligible Account from time to time. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, which consent will not be unreasonably withheld.

Section  4.10     Maintenance  of  Hazard  Insurance.

     The Company shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is acceptable to Fannie Mae or FHLMC and customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of the outstanding principal balance of the Mortgage Loan, and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the mortgagee from becoming a co-insurer. If required by the Flood Disaster Protection Act of 1973, as amended, each Mortgage Loan shall be covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration in effect with an insurance carrier acceptable to Fannie Mae or FHLMC, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company. shall immediately force place the required flood insurance on the Mortgagor's behalf. The Company shall also maintain on each REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, and, to the extent required and available under the Flood Disaster
Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Company under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with Accepted Servicing Practices, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05. It is understood and agreed that no other additional insurance need be required by the Company of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to this Agreement, the Fannie Mae Guides or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Company and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Company. The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are Qualified Insurers.

Section  4.11     Maintenance  of  Mortgage  Impairment  Insurance  Policy.

     In the event that the Company shall obtain and maintain a blanket policy issued by a Qualified Insurer insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Company shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as servicer of the Mortgage Loans, the Company agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Company shall cause to be delivered to the Purchaser a certified true copy of such policy and shall use its best efforts to obtain a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser.

Section  4.12     Fidelity  Bond,  Errors  and  Omissions  Insurance.

     The Company shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage, with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loan t handle funds, money, documents and papers relating to the Mortgage Loan. The Fidelity Bond shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement and fraud of such persons. The errors and omissions insurance shall protect and insure the Company against losses arising out of errors and omissions and negligent acts of such persons. Such errors and omissions insurance shall also protect and insure the Company against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond or errors and omissions insurance shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guides. Upon request by the Purchaser, the Company shall deliver to the Purchaser a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser. The Company shall notify the Purchaser within five (5) business days.of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Purchaser (or any party having the status of Purchaser hereunder) and any subsidiary thereof and their successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy. Upon request by Purchaser, Company shall provide Purchaser with an insurance certificate certifying coverage under this Section 4.12, and will provide an update to such certificate upon request, or upon renewal or material modification of coverage.

Section  4.13     Title,  Management  and  Disposition  of  REO  Property.

     In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its designee, or in the event the Purchaser or its designee is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an opinion of counsel obtained by the Company from an attorney duly licensed to practice law in the state where the REO Property is located. Any Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the benefit of the Purchaser.

     The Company shall notify the Purchaser in accordance with the Fannie Mae Guides of each acquisition of REO Property upon such acquisition (and, in any event, shall provide notice of the consummation of any foreclosure sale within three (3) Business Days of the date Company receives notice of such consummation), together with a copy of the drive by appraisal or brokers price opinion of the Mortgaged Property obtained in connection with such acquisition, and thereafter assume the responsibility for marketing such REO property in accordance with Accepted Servicing Practices. Thereafter, the Company shall continue to provide certain administrative services to the Purchaser relating to such REO Property as set forth in this Section 4.13. No Servicing Fee shall be assessed or otherwise accrue on any REO Property from and after the date on which it becomes an REO Property.

     The Company shall, either itself or through an agent selected by the Company, and in accordance with the Fannie Mae Guides manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Company shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies thereof shall be forwarded by the Company to the Purchaser.

     The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a longer period than one (1) year is permitted under the foregoing sentence and is necessary to sell any REO Property, the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property. No REO Property shall be marketed for less than the Appraised Value, withOut the prior consent of Purchaser. No REO Property shall be sold for less than ninety five percent (95%) of its Appraised Value, without the prior consent of Purchaser. All requests for reimbursement of Servicing Advances shall be in accordance with the Fannie Mae Guides. The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser (subject to the above conditions) only with the prior written consent of the Purchaser. Company shall provide monthly reports to Purchaser in reference to the status of the marketing of the REO Properties.

     Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any such REO Property without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to
Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Purchaser or its designee. Within five Business Days of any such termination, the Company shall, if necessary convey such property to the Purchaser and shall further provide the Purchaser with the following information regarding the subject REO Property: the related drive by appraisal or brokers price opinion, and copies of any related Mortgage Impairment Insurance Policy claims. In addition, within five Business Days, the Company shall provide the Purchaser with the following information and documents regarding the subject REO
Property: the related trustee's deed upon sale and copies of any related hazard insurance claims, or repair bids.

Section  4.14     Notification  of  Maturity  Date.

     With respect to each Mortgage Loan, the Company shall execute and deliver to the Mortgagor any and all necessary notices required under applicable law and the ternis of the related Mortgage Note and Mortgage regarding the maturity date if required under applicable law.


                                    ARTICLE V

                            PAYMENTS TO THE PURCHASER

Section  5.01     Distributions.

     On each Remittance Date, the Company shall distribute by wire transfer of immediately available funds to the Purchaser (i) all amounts credited to the Custodial Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus (ii) all Monthly Advances, if any, which the Company is obligated to distribute pursuant to Section 5.03, plus, (iii) interest at the Mortgage Loan Remittance Rate on any Principal Prepayment from the date of such Principal Prepayment through the end of the month for which disbursement is made provided that the Company's obligation as to payment of such interest shall be limited to the Servicing Fee earned during the month of the distribution, minus
(iv) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the preceding Determination Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts. It is understood that, by operation of Section 4.04, the remittance on the first Remittance Date with respect to Mortgage Loans purchased pursuant to the related Term Sheet is to include principal collected after the Cut-off Date through the preceding Determination Date plus interest, adjusted to the Mortgage Loan Remittance Rate collected through such Determination Date exclusive of any portion thereof allocable to the period prior to the Cut-off Date, with the adjustments specified in clauses (ii), (iii) and (iv) above.

     With respect to any remittance received by the Purchaser after the Remittance Date, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three (3) percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment i made to the Purchaser, both inclusive. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company. On each Remittance Date, the Company shall provide a remittance report detailing all amounts being remitted pursuant to this Section 5.01.

Section  5.02     Statements  to  the  Purchaser.

     The Company shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

     (i) With respect to each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

     (ii) with respect to each Monthly Payment, the amount of such remittance allocable to interest;

     (iii) the amount of servicing compensation received by the Company during the prior distribution period;

     (iv)    the  aggregate  Stated  Principal  Balance  of the Mortgage Loans;

     (v) the aggregate of any expenses reimbursed to the Company during the prior distribution period pursuant to Section 4.05;

     (vi) The number and aggregate outstanding principal balances of Mortgage Loans (a) delinquent (1) 30 to 59 days, (2) 60 to 89 days, (3) 90 days or more; (b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired; and

     The Company shall also provide a trial balance, sorted in Purchaser's assigned loan number order, in the form of Exhibit B hereto, with each such Report.

     The Company shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Company shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

     In addition, not more than sixty (60) days after the end of each calendar year, the Company shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.

Section  5.03     Monthly  Advances  by  the  Company.

     Not later than the close of business on the Business Day preceding each Remittance Date, the Company shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Company, whether or not deferred pursuant to Section 4.01, of principal (due after the Cut-off Date) and interest not allocable to the period prior to the Cut-off Date, adjusted to the Mortgage Loan Remittance Rate, which were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date.

     The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the Remittance Date prior to the date on which the Mortgaged Property liquidates (including Insurance Proceeds, proceeds from the sale of REO Property or Condemnation Proceeds) with respect to the Mortgage Loan unless the Company deems such advance to be a Nonrecoverable Advance. In such event, the Company shall deliver to the Purchaser an Officer's Certificate of the Company to the effect that an officer of the Company has reviewed the related Mortgage File and has made the reasonable determination that any additional advances are nonrecoverable.

Section  5.04     Liquidation  Reports.

     Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed-in-lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property in a form mutually acceptable to Company and Purchaser. The Company shall also provide reports on the status of REO Property containing such information as Purchaser may reasonably require. V

Section  5.05     Prepayment  Interest  Shortfalls.

     Not later than the close of business on the Business Day preceding each Remittance Date in the month following the related Prepayment Period, the Company shall deposit in the Custodial Account an amount equal to any Prepayment Interest Shortfalls with respect to such Prepayment Period, which in the aggregate shall not exceed the Company's aggregate Servicing Fee received with respect to the related Due Period.


                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES

Section  6.01     Assumption  Agreements.

     The Company will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale clause to the extent permitted by law; provided, however, that the Company shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy, if any. If the Company reasonably believes it is unable under applicable law to enforce such due-on-sale" clause, the Company, with the approval of the Purchaser, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this Section 6.01, the Company, with the prior consent of the Purchaser and the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.

     In connection with any such assumption or substitution of liability, the Company shall follow the underwriting practices and procedures of the Company. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note, the amount of the Monthly Payment and the maturity date may not be changed (except pursuant to the terms of the Mortgage Note). If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan. The Company shall notif' the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage File and shall, for all purposes, be considered a part of such Mortgage File to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Company for entering into an assumption or substitution of liability agreement shall belong to the Company.

     Notwithstanding the foregoing paragraphs of this Section or any other provision of this Agreement, the Company shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Company may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.

Section  6.02     Satisfaction  of  Mortgages  and  Release  of  Mortgage Files.

     Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company will immediately notif' the Purchaser by a certification, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section
4.04 have been or will be so deposited, of a Servicing Officer and shall request delivery to it of the portion of the Mortgage File held by the Purchaser. The Purchaser shall no later than five Business Days after receipt of such certification and request, release or cause to be released to the Company, the related Mortgage Loan Documents and, upon its receipt of such documents, the Company shall promptly prepare and deliver to the Purchaser the requisite satisfaction or release. No later than five (5) Business Days following its receipt of such satisfaction or release, the Purchaser shall deliver, or cause to be delivered, to the Company the release or satisfaction properly executed by the owner of record of the applicable mortgage or its duly appointed attorney in fact. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

     In the event the Company satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Company, upon written demand, shall remit within two (2) Business Days to the Purchaser the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Company shall maintain the Fidelity Bond and errors and omissions insurance insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

     From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for the purpose of collection under any Primary Mortgage Insurance Policy or Lender Primary Mortgage Insurance Policy, the Purchaser shall, upon request of the Company and delivery to the Purchaser of a servicing receipt signed by a Servicing Officer, release the portion of the Mortgage File held by the Purchaser to the Company. Such servicing receipt shall obligate the Company to return the related Mortgage documents to the Purchaser when the need therefor by the Company no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Company has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Purchaser to the Company. I

Section  6.03     Servicing  Compensation.

     As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account (to the extent of interest payments collected on the Mortgage Loans) or to retain from interest payments collected on the Mortgage Loans, the amounts provided for as the Company's Servicing Fee, subject to payment of compensating interest on Principal Prepayments as capped by the Servicing Fee pursuant to Section 5.01 (iii). Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, and late payment charges or otherwise shall be retained by the Company to the extent not required to be deposited in the Custodial Account. No Servicing Fee shall be payable in connection with partial Monthly Payments. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.

Section  6.04     Annual  Statement  as  to  Compliance.

     The Company will deliver to the Purchaser not later than February 28ih of each year, beginning February 28, 2005, an executed Officers' Certificate acceptable to the Purchaser stating, as to each signatory thereof, that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officers and the nature and status of cure provisions thereof. Such Officers' Certificate shall contain no restrictions or limitations on its use. Copies of such statement shall be provided by the Company to the Purchaser upon request.

     If the Company cannot deliver the related Officers' Certificate by February 28th of such year, the Purchaser, at its sole option, may permit a cure period for the Company to deliver such Officers' Certificate, but in no event later than March 15th of such year.

     Failure of the Company to timely comply with this Section 6.05 shall be deemed an Event of Default, automatically, without notice and without any cure period, and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same, as provided in Section 9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

Section  6.05     Annual  Independent  Certified  Public  Accountants' Servicing
Report.

     The Company, at its expense and not later than February 28th of each year, beginning February 28, 2005, shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to the Purchaser acceptable to the Purchaser to the effect that such firm has examined certain documents and records relating to the Company's servicing of mortgage loans of the same type as the Mortgage Loans pursuant to servicing agreements substantially similar to this Agreement, which agreements may include this Agreement, and that, on the basis of such an examination, conducted substantially in the uniform single audit program for mortgage bankers, such firm is of the opinion that the Company's servicing has been conducted in compliance with the agreements examined pursuant to this
Section 6.05, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. Such statement shall contain no restrictions or limitations on its use. Copies of such statement shall be provided by the Company to the Purchaser. In addition, on an annual basis, Company shall provide Purchaser with copies of its audited financial statements.

     If the Company cannot deliver the related statement by February 28Ui of such year, the Purchaser, at its sole option, may permit a cure period for the Company to deliver such statement, but in no event later than March 15th of such year.

     Failure of the Company to timely comply with this Section 6.05 shall be deemed an Event of Default, automatically, without notice and without any cure period, and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same, as provided in Section 9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

Section  6.06     Purchaser's  Right  to  Examine  Company  Records.

     The Purchaser shall have the right to examine and audit upon reasonable notice to the Company, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Company, or held by another for the Company or on its behalf or otherwise, which relates to the performance or observance by the Company of the terms, covenants or conditions of this Agreement.

     The Company shall provide to the Purchaser and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Purchaser, including but not limited to OTS, FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Company which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Company, and in accordance with the FDIC, OTS, or any other similar federal or state regulations, as applicable.

                                   ARTICLE VII

                       REPORTS TO BE PREPARED BY SERVICER

Section  7.01     Company  Shall  Provide  Information  as  Reasonably Required.

     The Company shall furnish to the Purchaser during the term of this Agreement, such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be necessary, reasonable or appropriate in respect to the Purchaser, or otherwise in respect to the Mortgage Loans and the performance of the Company under this Agreement, including any reports, information or documentation reasonably required to comply with any regulations regarding any supervisory agents or examiners of the Purchaser all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request in relation to this Agreement or the performance of the Company under this Agreement. The Company agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

     In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective purchaser audited financial statements of the Company for the most recently completed two (2) fiscal years for which such statements are available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by any Consolidated Statement of Operations. If it has not already done so, the Company shall furnish promptly to the Purchaser or a prospective purchaser copies of the statements specified above.

     The Company shall make reasonably available to the Purchaser or any prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions and to permit any prospective purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective purchaser that the Company has the ability to service the Mortgage Loans as provided in this Agreement.

                                  ARTICLE VIII

                                  THE SERVICER

Section  8.01     Indemnification;  Third  Party  Claims.

     The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to observe and perform its duties, obligations, covenants, and agreements to service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way from any claim, demand, defense or assertion based on or grounded upon, or resulting from any assertion based on, grounded upon or resulting from a breach or alleged breach of any of the representation or warranty set forth in Sections 3.01 or 3.02 of this Agreement. The Company shall immediately notify the Purchaser if a claim is made by a third party against Company with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Company for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to the failure of the Company to service and administer the Mortgages in strict compliance with the terms of this Agreement, the breach of representation or warranty set forth in Sections 3.01 or 3.02, or the negligence, bad faith or willful misconduct of Company. The provisions of this Section 8.01 shall survive termination of this Agreement.

Section  8.02     Merger  or  Consolidation  of  the  Company.

     The Company will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform its duties under this Agreement.

     Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company whether or not related to loan servicing, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, SA]F and/or BIF, and which is a HUB-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and (iii) who is a Fannie Mae or FFILMC approved seller/servicer in good standing.

Section  8.03     Limitation  on  Liability  of  the  Company  and  Others.

     Neither the Company nor any of the officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence, bad faith or willful misconduct, or any breach of the terms and conditions of this Agreement. The Company and any officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by the Purchaser respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its reasonable opinion may involve it in any expenses r liability; provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Purchaser will be liable, and the Company shall be entitled to be reimbursed therefor from the Purchaser upon written demand.

Section  8.04     Company  Not  to  Assign  or  Resign.

     The Company shall not assign this Agreement or resign from the obligations and duties hereby imposed- on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in Section 11.01.

Section  8.05     No  Transfer  of  Servicing.

     With respect to the retention of the Company to service the Mortgage Loans hereunder, the Company acknowledges that the Purchaser has acted in reliance upon the Company's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and fmancial standing and the continuance thereof. Without in any way limiting the generality of this Section, the Company shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Purchaser, which consent shall be granted or withheld in the Purchaser's sole discretion.

     Without in any way limiting the generality of this Section 8.05, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof without (i) satisf'ing the requirements set forth herein or (ii) the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement, without any payment of any penalty or damages and without any liability whatsoever to the Company (other than with respect to accrued but unpaid Servicing Fees and Servicing Advances remaining unpaid) or any third party.


                                   ARTICLE IX

                                     DEFAULT

Section  9.01     Events  of  Default.

     In case one or more of the following Events of Default by the Company shall occur and be continuing, that is to say:

     (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of one (1) Business Day; or

     (ii) failure on the part of the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

     (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding- up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

     (iv) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

     (v) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

     (vi) Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days; or

     (vii) the Company attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof or

     (viii) the Company ceases to be (a) licensed to service first lien residential mortgage loans in any jurisdiction in which a Mortgaged Property is located and such licensing is required, and (b) qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Company's ability to perform its obligations hereunder; or

     (ix) the Company fails to meet the eligibility criteria set forth in the last sentence of Section 8.02.

     Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice) Company may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same. On or after the receipt by the Company of such written notice (or, in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice), all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Purchaser, the Company shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Company's sole expense. The Company agrees to cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including, without limitation, the transfer to. such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

Section  9.02     Waiver  of  Defaults.

     The Purchaser may waive only by written notice any default by the Company in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.


                                    ARTICLE X

                                  TERIV11NATION

Section  10.01     Termination.

     The respective obligations and responsibilities of the Company shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan and the disposition of all remaining REO Property and the remittance of all funds due hereunder; or
(ii) by mutual consent of the Company and the Purchaser in writing; or (iii) termination with cause under the tenns of this Agreement.

Section  10.02     Termination  Without  Cause.

     The Purchaser may, at its sole option, terminate any rights the Company may have hereunder, without cause, upon no less than 90 days written notice. Any such notice of termination shall be in writing and delivered to the Company as provided in Section 11.05 of this Agreement.


                                   ARTICLE XI

                            MISCELLANEOUS PROVISIONS

Section  11.01     Successor  to  the  Company.

     Prior to termination of Company's responsibilities and duties under this Agreement pursuant to Sections 4.13, 8.04, 9.01, 10.01 (ii) or (iii), the Purchaser shall (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Purchaser and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned Sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of Company pursuant to the aforementioned Sections shall not become effective until a successor shall be appointed pursuant to this Section and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01, 3.02 and 3.03 and the remedies available to the Purchaser thereunder and under Section 8.01, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company notwithstanding any such resignation or termination of the Company, or the termination of this Agreement.

     Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or this Agreement pursuant to
Section 4.13, 8.04, 9.01 or 10.01 shall not affect any claims that the Purchaser may have against the Company arising prior to any such termination or resignation.

     The Company shall promptly deliver to the successor the funds in the Custodial Account and the Escrow Account and the Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds. The Company shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company. The successor shall make arrangements as it may deem appropriate to reimburse the Company for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Company pursuant to this Agreement but for the appointment of the successor servicer.

     Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment.

Section  11.02     Amendment.

     This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.
Section  11.03     Recordation  of  Agreement.

     To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of the properties subject to the Mortgages are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Company at the Companyts expense on direction of the Purchaser accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Purchaser or is necessary for the administration or servicing of the Mortgage Loans.

Section  11.04     Governing  Law.

     This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

Section  11.05     Notices.

     Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or certified mail, return receipt requested, or transmitted by telex, telegraph or telecopier and confirmed by a similar mailed writing, as follows:

     (i)     if  to  the  Company:

             Savannah Bank NA dba Harbourside Mortgage Corporation 23-B Shelter Cove Land
             Hilton  Head,  South  Carolina  29928
             Attn.:  Richard  Gillette
             Email:  Richard.Gillette@harboursideus.com
                     ----------------------------------

     (ii)     if  to  the  Purchaser:

             EMC  Mortgage  Corporation
             Mac  Arthur  Ridge  II,
             909  Hidden  Ridge  Drive,  Suite  200
             Irving,  Texas  75038
             Attention:  Ms.  Ralene  Ruyle
             Telecopier  No.:  (972)  444-2810

             With  a  copy  to:

             Bear  Stearns  Mortgage  Capital  Corporation
             383  Madison  Avenue
             New  York,  New  York  10179
             Attention:  Mary  Haggerty

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

Section  11.06     Severability  of  Provisions.

     Any part, provision, representation or warranty of this Agreement and the related Term Sheet which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

Section  11.07     Exhibits.

     The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

Section  11.08     General  Interpretive  Principles.

     For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

     (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

     (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

     (iii) references herein to "Articles", "Sections" Subsections", "Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

     (iv) a reference to a Subsection without further reference to a Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

     (v) the words "herein", "hereof ", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision;

     (vi) the term "include" or "including" shall mean without limitation by reason of enumeration; and

     (vii) headings of the Articles and Sections in this Agreement are for reference purposes only and shall not be deemed to have any substantive effect.

Section  11.09     Reproduction  of  Documents.

     This Agreement and all documents relating thereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) fmancial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

Section  11.10     Confidentiality  of  Information.

     Each party recognizes that, in connection with this Agreement, it may become privy to nonpublic information regarding the financial condition, operations and prospects of the other party. Each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of the Agreement, provided that each party may provide confidential information to its employees, agents and affiliates who have a need to know such information in order to effectuate the transaction, provided further that such information is identified as confidential non-public information. In addition, confidential information may be provided to a regulatory authority with supervisory power over Purchaser, provided such information is identified as confidential non-public information.

     Notwithstanding other provisions of this Section 11.10 or any other express or implied agreement, arrangement, or understanding to the contrary, the Company and Purchaser (the "Parties") agree that the Parties (and their employees, representatives and other agents) may disclose to any and all persons, without limitation of any kind from the commencement of discussions, the purported or claimed U.S. federal income tax treatment of the purchase of the Mortgage Loans and related transactions covered by this letter agreement ("tax treatment") and any fact that may be relevant to understanding the tax treatment ("tax structure") and all materials of any kind (including opinions or other tax analyses) that are provided to the Parties relating to such tax treatment and tax structure, except where confidentiality is reasonably necessary to comply with securities laws.

     The Company agrees that the Company (i) shall comply with any applicable laws and regulations regarding the privacy and security of Consumer Information including, but not limited to the Gramm-Leach-Bliley Act, Title V, Subtitle A, 15 U.S.C. Sec. 6801 et seq., (ii) shall not use Consumer Information in any manner inconsistent with any applicable laws and regulations regarding the privacy and security of Consumer Information, (iii) shall not disclose Consumer Information to third parties except at the specific written direction of the Purchaser, (iv) shall maintain adequate physical, technical and administrative safeguards to protect Consumer Information from unauthorized access as provided by the applicable laws and regulations, and (v) shall immediately notify the Purchaser of any actual or suspected breach of the confidentiality of Consumer Information that would' have a material and adverse effect on the Purchaser.

     The Company agrees that the Company shall indemnify, defend and hold the Purchaser harmless from and against any loss, claim or liability the Purchaser may suffer by reason of the Company's failure to perform the obligations set forth in this Section 11.10.

Section  11.11     Recordation  of  Assignments  of  Mortgage.

     To the extent permitted by applicable law, each of the Assignments is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by and at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

Section  11.12     Assignment.

     The Purchaser shall have the right, without the consent of the Company, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit D hereto and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. In no event shall Purchaser sell a partial interest in any Mortgage Loan without the written consent of Company, which consent shall not be unreasonably denied. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee. The Company shall have the right, only with the consent of the Purchaser or otherwise in accordance with this Agreement, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans.

Section  11.13     No  Partnership.

     Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for Purchaser.

Section  11.14     Signature  Pages/Counterpartsz  Successors  and  Assigns.

     This Agreement and/or any Term Sheet shall be executed by each party (i) in one or more fully executed copies, each of which shall constitute a fully executed original Agreement, and/or (ii) in counterparts having one or more original signatures, and all such counterparts containing the original signatures of all of the parties hereto taken together shall constitute a fully executed original Agreement or Term Sheet, as applicable, and/or (iii) by delivery of one or more original signed signature pages to the other parties hereto (x) by mail or courier, and/or (y) by electronic transmission, including without limitation by telecopier, facsimile or email of a scanned image ("Electronic Transmission"), each of which as received shall constitute for all purposes an executed original signature page of such party. The Purchaser may deliver a copy of this Agreement and/or any Term Sheet, fully executed as provided herein, to each other party hereto by mail and/or courier and/or Electronic Transmission, and such copy as so delivered shall constitute a fully executed original Agreement or Term Sheet, as applicable, superseding any prior form of the Agreement or Term Sheet, as applicable, that differs therefrom in any respect. This Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successor and assigns.

Section  11.15     Entire  Agreement.

     The Company acknowledges that no representations, agreements or promises were made to the Company by the Purchaser or any of its employees other than those representations, agreements or promises specifically contained herein and in the Confirmation. The Confirmation and this Agreement and the related Term Sheet sets forth the entire understanding between the parties hereto; provided, however, only this Agreement and the related Term Sheet shall be binding upon all successors of both parties. In the event of any inconsistency between the Confirmation and this Agreement, this Agreement and the related Term Sheet shall control.

Section  11.16     No  Solicitation.

     From and after the Closing Date, the Company agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, to personally, by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Company or any affiliate of the Company which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this Section 11.16. This Section 11.16 shall not be deemed to preclude the Company or any of its affiliates from soliciting any Mortgagor for any other financial products or services. The Company shall use its best efforts to prevent the sale of the name of any Mortgagor to any Person who is not affiliate of the Company.

Section  11.17     Closing.

     The closing for the purchase and sale of the Mortgage Loans shall take place on the related Closing Date. The closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree, or conducted in person, at such place as the parties shall agree.

     The closing for the Mortgage Loans to be purchased on the related Closing Date shall be subject to each of the following conditions:

     (a) at least one (1) Business Day prior to the related Closing Date, the Company shall deliver to the Purchaser a magnetic diskette, or transmit by modem, a listing on a loan-level basis of the information contained in the related Mortgage Loan Schedule attached to the related Term Sheet;

     (b) all of the representations and warranties of the Company under this Agreement shall be materially true and correct as of the related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a material default under this Agreement;

     (c) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all documents required pursuant to this Agreement, the related Term Sheet, an opinion of counsel and an officer's certificate, all in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the terms hereof;

     (d) the Company shall have delivered and released to the Purchaser (or its designee) on or prior to the related Closing Date all documents required pursuant to the terms of this Agreement and the related Term Sheet; and

     (e) all other terms and conditions of this Agreement, the related Term Sheet and the Confirmation shall have been materially complied with.

     Subject to the foregoing conditions, the Purchaser shall pay to the Company on the related Closing Date the Purchase Price, plus accrued interest pursuant to Section 2.02 of this Agreement, by wire transfer of immediately available funds to the account designated by the Company.

Section  11.18     Cooperation  of  Company  with  a  Reconstitution.

     The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

     (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

     (b) one or more trusts or other entities to be formed as part of one or more pass-through transfers (each, a "Pass-Through Transfer").

     The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit .D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement.

     With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a Reconstitution Dat&'). In that connection, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution:
(i) any and all information (including servicing portfolio information) and appropriate verification of information (including servicing portfolio information) which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand; and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant. In connection with each Pass-Through Transfer, the Company agrees to provide reasonable and customary indemnification to the Purchaser and its affilates for disclosure contained in any offering document relating to the Company or its affilates, the Mortgage Loans and the underwriting standards of the Mortgage Loans. The Purchaser shall be responsible for the costs relating to the delivery of such information.

     All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

Section  11.19     Monthly  Reporting  with  Respect  to  a  Reconstitution.

     As long as the Company continues to service Mortgage Loans, the Company agrees that with respect to any Mortgage Loan sold or transferred pursuant to a Reconstitution as described in Section 11.18 of this Agreement (a "Reconstituted Mortgage Loan"), the Company, at its expense, shall provide the Purchaser with the information set forth in Exhibit J attached hereto for each Reconstituted Mortgage Loan in Excel or such electronic delimited file format as may be mutually agreed upon by both Purchaser and Company. Such information shall be provided monthly for all Reconstituted Mortgage Loans on the fifth (5th)
Business Day of each month for the immediately preceding monthly period, and shall be transmitted to fast.data@bear.com.


(page)
IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                          EMC  MORTGAGE  CORPORATION
                                          Purchaser


                                          By:_______________________________
                                          Name:
                                          Title:


                                          SAVANNAH  BANK,  NA  DBA  HARBOURSIDE
                                          MORTGAGE  CORPORATION
                                               Company


                                          By:_______________________________
                                          Name:
                                          Title:


(page)
                                    EXHIBIT A
                                    ---------
                            CONTENTS OF MORTGAGE FILE

     With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or its designee pursuant to Sections 2.04 and 2.05 of the Purchase, Warranties and Servicing Agreement.

     1. The original Mortgage Note endorsed 'Pay to the order of ______________________________________________________, without recourse," and signed via original signature in the name of the Company by an authorized officer, with all intervening endorsements showing a complete chain of title from the originator to the Company, together with any applicable riders. In no event may an endorsement be a facsimile endorsement. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "[Company] formerly known as [previous name]". Mortgage Notes may be in the form of a lost note affidavit subject to Purchaser acceptability.

     2. The original Mortgage (together with a standard adjustable rate mortgage rider) with evidence of recording thereon, or a copy thereof certified by the public recording office in which such mortgage has been recorded or, if the original Mortgage has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     3. The original or certified copy, certified by the Company, of the Primary Mortgage Insurance Policy, if required.

     4. The original Assignment, from the Company to _________________________________________, or in accordance with Purchaser's instructions, which assignment shall, but for any blanks requested by Purchaser, be in form and substance acceptable for recording. If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment must be by "[Company] formerly known as [previous name]". If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". None of the Assignments are blanket assignments of mortgage.

     5. The original policy of title insurance, including riders and endorsements thereto, or if the policy has not yet been issued, a written commitment or interim binder or preliminary report of title issued by the title insurance or escrow company.

     6. Originals of all recorded intervening Assignments, or copies thereof, certified by the public recording office in which such Assignments have been recorded showing a complete chain of title from the originator to the Company, with evidence of recording thereon, or a copy thereof certified by the public recording office in which such Assignment has been recorded or, if the original Assignment has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     7. Originals, or copies thereof certified by the public recording office in which such documents have been recorded, of each assumption, extension, modification, written assurance or substitution agreements, if applicable, or if the original of such document has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     8. If the Mortgage Note or Mortgage or any other material document or instrument relating to the Mortgage Loan has been signed by a person on behalf of the Mortgagor, the original or copy of power of attorney or other instrument that authorized and empowered such person to sign bearing evidence that such instrument has been recorded, if so required in the appropriate jurisdiction where the Mortgaged Property is located, or a copy thereof certified by the public recording office in which such instrument has been recorded or, if the original instrument has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     9.     reserved.

     10. Mortgage Loan closing statement (Form HUD-1) and any other truth-in-lending or real estate settlement procedure forms required by law.

     11.     Residential  loan  application.

     12. Uniform underwriter and transmittal summary (Fannie Mae Form 1008) or reasonable equivalent.

     13.     Credit  report  on  the  mortgagor.

     14.     Business  credit  report,  if  applicable.

     15.     Residential  appraisal  report  and  attachments  thereto.

     16. The original of any guarantee executed in connection with the Mortgage Note.

     17. Verification of employment and income except for Mortgage Loans originated under a limited documentation program, all in accordance with Company's underwriting guidelines.

     18. Verification of acceptable evidence of source and amount of down payment, in accordance with Company's underwriting guidelines.

     19.     Photograph  of  the  Mortgaged Property (may be part of appraisal).

     20.     Survey  of  the  Mortgaged  Property,  if  any.

     21.     Sales  contract,  if  applicable.

     22. If available, termite report, structural engineer's report, water portability and septic certification.

     23. Any original security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

     24.     Name  affidavit,  if  applicable.

     Notwithstanding anything to the contrary herein, Company may provide one certificate for all of the Mortgage Loans indicating that the documents were delivered for recording.


(page)
                                    EXHIBIT B
                                    ---------

                       CUSTODIAL ACCOUNT LETTER AGREEMENT

                                ___________,2004

To:     [____________________]
(the  Depository")

     As "Company" under the Purchase, Warranties and Servicing Agreement, dated as of [___________________]1, 200[_] (the "Agreement'), we hereby authorize and request you to establish an account, as a Custodial Account pursuant to Section
4.04  of the Agreement, to be designated as "[_____________________________], in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans". All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                     [_________________________]

                                     By:
                                        -----------------------
                                     Name:
                                          ---------------------
                                     Title:
                                           --------------------

     The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number F 1, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance. Fund or will be invested in Permitted Investments as defined in the Agreement.

                                     [_________________________]

                                     By:
                                        -----------------------
                                     Name:
                                          ---------------------
                                     Title:
                                           --------------------


(page)
                                    EXHIBIT C
                                    ---------

                         ESCROW ACCOUNT LEITER AGREEMENT

                                ___________,2004

To:     [__________________]
(the  "Depository)

     As "Company" under the Purchase Warranties and Servicing Agreement, dated as of [__________________]1, 200[_] (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section
4.06 of the Agreement, to be designated as "[_______________________], in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                     [_________________________]

                                     By:
                                        -----------------------
                                     Name:
                                          ---------------------
                                     Title:
                                           --------------------

     The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                     [_________________________]

                                     By:
                                        -----------------------
                                     Name:
                                          ---------------------
                                     Title:
                                           --------------------


(page)
                                    EXHIBIT D

            FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This is a Purchase, Assignment, Assumption and Recognition Agreement (this "PAAR Agreement") made as of __________, 200_, among EMC Mortgage Corporation (the "Assignor"), _____________________ (the "Assignee"), and
__________________________  (the  "Company").

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of __________, 200_, between Assignor and Company (the "Purchase Agreement") shall be subject to the terms of this PAAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                       PURCHASE, ASSIGNMENT AND ASSUMPTION

     1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Purchase Agreement.

     2. Simultaneously with the execution hereof, (i) Assignee shall pay to Assignor the "Funding Amount" as set forth in that certain letter agreement, dated as of __________ _____, between Assignee and Assignor (the "Confirmation") and (ii) Assignor, at its expense, shall have caused to be delivered to Assignee or its designee the Mortgage File for each Assigned Loan in Assignor's or its custodian's possession, as set forth in the Purchase Agreement, along with, for each Assigned Loan, an endorsement of the Mortgage Note from the Company, in blank, and an assignment of mortgage in recordable form from the Company, in blank. Assignee shall pay the Funding Amount by wire transfer of immediately available funds to the account specified by Assignor. Assignee shall be entitled to all scheduled payments due on the Assigned Loans after ____________ 200_ and all unscheduled payments or other proceeds or other recoveries on the Assigned Loans received on and after _____________, 200_.

                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     3. Assignor warrants and represents to Assignee and Company as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

     (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

     (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

     (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the fransactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This PAAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.

     4. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

     (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire, own and purchase the Assigned Loans;

     (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This PAAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (d) Assignee. agrees to be bound as "Purchaser" by all of the terms, covenants and conditions of the Purchase Agreement with respect to the Assigned Loans, and from and after the date hereof, Assignee assumes for the benefit of each of Assignor and Company all of Assignor's obligations as "Purchaser" thereunder but solely with respect to such Assigned Loans.

     5. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

     (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This PAAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration - with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Company of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and V 87

     (e) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect.

     (f) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

                             RECOGNITION OF ASSIGNEE

     6. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans in accordance with the Purchase Agreement. It is the intention of Assignor, Company and Assignee that this PAAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

                                  MISCELLANEOUS

     7. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this PAAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

     (a)     In  the  case  of  Company,

             ------------------------
             ------------------------
             ------------------------
             ------------------------
             ------------------------

With  a  copy  to     .

     (b)     In  the  case  of  Assignor,

             ------------------------
             ------------------------
             ------------------------
             ------------------------
             ------------------------

     (c)     In  the  case  of  Assignee,

             EMC  Mortgage  Corporation
             Mac  Arthur  Ridge  II
             909  Hidden  Ridge  Drive,  Suite  200
             Irving,  Texas  75038
             Attention:  Raylene  Ruyle
             Telecopier  No.:  (972)  444-2810

             with a copy  to:

             ___________________
             383  Madison  Avenue
             New  York,  New  York  10179
             Attention:  ___________
             Telecopier  No.:  (212)  272-___

     8. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this PAAR Agreement.

     9. This PAAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     10. No term or provision of this PAAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     11. This PAAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     12.     This  PAAR  Agreement  shall survive the conveyance of the Assigned
Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

     13. This PAAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     14. In the event that any provision of this PAAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this PAAR Agreement shall control. In the event that any provision of this PAAR Agreement conflicts with any provision of the Confirmation with respect to the Assigned Loans, the terms of this PAAR Agreement shall control.

                       [MODIFICATION OF PURCHASE AGREEMENT

     15. The Company and Assignor hereby amend the Purchase Agreement as follows:

     (a)     The following definitions are added to Section 1.01 of the Purchase
Agreement:

     Securities  Administrator:  __________________________
     -------------------------

     Supplemental  PMI  Insurer:  ________________________
     --------------------------

     Supplemental  PMI  Policy:  The  primary  guarantee insurance policy of the
     -------------------------
Supplemental  PMI  Insurer  attached  hereto  as  Exhibit  J,  or  any successor
Supplemental  PMI  Policy  given  to  the  Servicer  by  the  Assignee.

     Trustee:     _________________________
     -------

     (b)     The  following  defmition  is  amended  and  restated:

     Insurance Proceeds:  Proceeds of any Primary Mortgage Insurance Policy, the
     ------------------
     Supplemental PIvil Policy, any title policy, any hazard insurance policy or any other insurance policy covering a Mortgage Loan or other related Mortgaged Property, including any amounts required to be deposited in the Custodial Account pursuant to Section 4.04, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices.

     (c) The following are added as the fourth, fifth and sixth paragraphs of Section 4.08:

     "In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the Supplemental PMI Insurer with respect to the Supplemental PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Supplemental PMI Policy respecting a defaulted Mortgage Loan. Pursuant to
Section 4.04, any amounts collected by the Company under any Supplemental PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

     In accordance with the Supplemental PMI Policy, the Company shall provide to the Supplemental PIV11 Insurer any required information regarding the Mortgage Loans.

     The Company shall provide to the [Securities Administrator] on a monthly basis via computer tape, or other mutually acceptable format, the unpaid principal balance, insurer certificate number, lender loan number, and premium due the Supplemental P1VII Insurer for each Mortgage Loan covered by the Supplemental PIV11 Policy. In addition, the Company agrees to forward to the Purchaser and the [Securities Administrator] any statements or other reports given by the Supplemental PIV11 Insurer to the Servicer in connection with a claim under the Supplemental PMI Policy."

     (d)     Clause  (vi)  of  Section  6.1  is  amended  to  read  as  follows:

     "Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days, or the Company fails to meet the servicer eligibility requirements of the Supplemental PIV11 Insurer; or"]


(page)
     IN WITNESS WHEREOF, the parties hereto have executed this PAAR Agreement as of the day and year first above written.

                                                   EMC  MORTGAGE  CORPORATION
                                                   Assignor

                                                    By:
                                                       -------------------------
                                                    Name:
                                                         -----------------------
                                                    Title:
                                                          ----------------------



                                                   -----------------------------
                                                   Assignee

                                                    By:
                                                       -------------------------
                                                    Name:
                                                         -----------------------
                                                    Title:
                                                          ----------------------



                                                   -----------------------------
                                                   Company

                                                    By:
                                                       -------------------------
                                                    Name:
                                                         -----------------------
                                                    Title:
                                                          ----------------------


(page)
                                   EXHIBIT
                                   -----------

                          FORM OF COMPANY CERTIFICATION

I, [identify certifying individual], certify to the [Trustee] [Seller] [Securities Administrator] [Mortgage Loan Seller] [Purchaser] and [Master Servicer] that:

     1. I have reviewed the servicing reports prepared by [COMPANY] (the "Company") pursuant to the [Servicing Agreement] (the "Servicing Agreement"), dated as of ___________ between __________ and the Company (as modified by the AAR Agreement (as defmed below) and delivered to [MASTER SERVICER] (the "Master Servicer") pursuant to the Assignment, Assumption and Recognition Agreement (the "AAR Agreement"), dated as of__________ among [ASSIGNOR] as Assignor, Company and [ASSIGNEE], as Assignee.

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such servicing reports.

     3. Based on my knowledge, the servicing information required to be provided to the Master Servicer under the Servicing Agreement and the AAR Agreement is included in these reports.

     4. I am responsible for reviewing the activities performed the Company under the Servicing Agreement and the AAR Agreement and based upon the review required under the Servicing Agreement and the AAR Agreement, and except as disclosed in the Annual Statement of Compliance, the Company has fulfilled its obligations under the Servicing Agreement and the AAR Agreement.

     5. I have disclosed to the Master Servicer's certified public accountants all significant deficiencies relating to the Company's compliance with the minimum servicing standards in accordance with a review conduced in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Servicing Agreement and the AAR Agreement.

     Capitalized terms used but not defmed herein have the meanings ascribed to them in the AAR Agreement.

Date:_______________


--------------------
[Signature]
[Title]


(page)
                                  ATTACHMENT 1
                             ASSIGNED LOAN SCHEDULE
                             ----------------------


(page)
                                  ATTACHMENT 2
                  PURCHASE, WARRANTIES AN]) SERVICING AGREEMENT
                  ---------------------------------------------


(page)
                                    EXHIBIT E
                                    ---------
                              FORM OF TRIAL BALANCE


(page)
                                    EXHIBIT G

                  REQUEST FOR RELEASE OF DOCUMENTS AND RECEIIT

RE:  Mortgage  Loan  #_________________________________________________
BORROWER:______________________________________________________________
PROPERTY:______________________________________________________________

Pursuant to a Purchase, Warranties and Servicing Agreement (the "Agreement't) between the Company and the Purchaser, the undersigned hereby certifies that he or she is an officer of the Company requesting release of the documents for the reason specified below. The undersigned further certifies that:

(Check  one  of  the  items  below)

_____ On _________________, the above captioned mortgage loan was paid in full or that the Company has been notified that payment in full has been or will be escrowed. The Company hereby certifies that all amounts with respect to this loan which are required under the Agreement have been or will be deposited in the Custodial Account as required.

_____ The above captioned loan is being repurchased pursuant to the terms of the Agreement. The Company hereby certifies that the repurchase price has been credited to the Custodial Account as required under the Agreement.

_____ The above captioned loan is being placed in foreclosure and the original documents are required to proceed with the foreclosure action. The Company hereby certifies that the documents will be returned to the Purchaser in the event of reinstatement.

_____  Other  (explain)

_________________________________________________
_________________________________________________

All capitalized terms used herein and not defmed shall have the meanings assigned to them in the Agreement.

Based on this certification and the indemnities provided for in the Agreement, please release to the Company all original mortgage documents in your possession relating to this loan.

Dated:____________________

By:_______________________
   Signature
   Title

Send  documents  to:__________________________________________________________
______________________________________________________________________________
______________________________________________________________________________

Acknowledgement:

     Purchaser hereby acknowledges that all original documents previously released on the above captioned mortgage loan have been returned and received by the Purchaser.

Dated:--------------------

By:-----------------------
   Signature

   -----------------------
   Title


(page)
                                    EXHIBIT H
                                    ---------

                        COMPANY'S UNDERWRITING GUIDELINES


(page)
                                    EXHIBIT I

                                   TERM SHEET

     This TERM SHEET (the "Term Sheet") dated _____________, between Savannah Bank, NA dba Harbourside Mortgage Corporation, a national bank, located at at 23-B Shelter Cove Lane, Hilton Head, South Carolina 29928 (the "Company") and EMC Mortgage Corporation, a Delaware corporation, located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, frying, Texas 75038 (the "Purchaser") is made pursuant to the terms and conditions of that certain Purchase, Warranties and Servicing Agreement (the "Agreement") dated as of April 1, 2005, between the Company and the Purchaser, the provisions of which are incorporated herein as if set forth in full herein, as such terms and conditions may be modified or supplemented hereby. All initially capitalized terms used herein unless otherwise defined shall have the meanings ascribed thereto in the Agreement.

     The Purchaser hereby purchases from the Company and the Company hereby sells to the Purchaser, all of the Company's right, title and interest in and to the Mortgage Loans on a servicing retained basis described on the Mortgage Loan Schedule annexed hereto as Schedule I, pursuant to and in accordance with the terms and conditions set forth in the Agreement, as same may be supplemented or modified hereby. Hereinafter, the Company shall service the Mortgage Loans for the benefit of the Purchaser and all subsequent transferees of the Mortgage Loans pursuant to and in accordance with the terms and conditions set forth in the Agreement.

1.     Definitions
       -----------

     For purposes of the Mortgage Loans to be sold pursuant to this Term Sheet, the following terms shall have the following meanings:

Aggregate  Principal  Balance
(as  of  the  Cut-Off  Date):
----------------------------

Closing  Date:
-------------

Custodian:
---------

Cut-off  Date:
-------------

Initial  Weighted  Average
Mortgage  Loan  Remittance  Rate:
--------------------------------

Mortgage  Loan:
--------------

Purchase  Price  Percentage:
---------------------------

Servicing  Fee  Rate:
--------------------

Additional  Closing  Conditions:
-------------------------------

In addition to the conditions specified in the Agreement, the obligation of each of the Company and the Purchaser is subject to the fulfillment, on or prior to the applicable Closing Date, of the following additional conditions: [None].

Additional  Loan  Documents:
---------------------------

In addition to the contents of the Mortgage File specified in the Agreement, the following documents shall be delivered with respect to the Mortgage Loans:
[None]

[Additional]  [Modification]  of  Representations  and  Warranties:
------------------------------------------------------------------

     [In addition to the representations and warranties set forth in the Agreement, as of the date hereof, the Company makes the following additional representations and warranties with respect to the Mortgage Loans: [None]. [Notwithstanding anything to the contrary set forth in the Agreement, with respect to each Mortgage Loan to be sold on the Closing Date, the representation and warranty set forth in Section ______ of the Agreement shall be modified to read as follows:]

     Except as modified herein, Section ______ of the Agreement shall remain in full force and effect as of the date hereof.


(page)
     IN WITNESS WHEREOF, the parties hereto have caused their names to be signed hereto by their respective duly authorized officers as of the date first above written.

                                                      -------------------------


                                                    By:
                                                       -------------------------
                                                    Name:
                                                         -----------------------
                                                    Title:
                                                          ----------------------


                                                      EMC  MORTGAGE  CORPORATION


                                                    By:
                                                       -------------------------
                                                    Name:
                                                         -----------------------
                                                    Title:
                                                          ----------------------


(page)
                                   SCHEDULE I
                                   ----------
                             MORTGAGE LOAN SCHEDULE


(page)
                                    EXHIBIT J

                      RECONSTITUTED MORTGAGE LOAN REPORTING

(a)     Servicer  Mortgage  Loan  Number
(b)     FNMA  Mortgage  Loan  Number  (if  applicable)
(c)     Lender/Seller  Mortgage  Loan  Number  (plus  any  other  loan  number)
(d)     Month  end  date!  date  file  created
(e)     Scheduled  Beginning  Balance
(f)     Actual  Beginning  Balance
(g)     Scheduled  Ending  Balance
(h)     Actual  Ending  Balance
(i)     Gross  Rate  (current  gross  rate)
(j)     Net  Rate  (current  passthrough)
(k)     Last  Payment  Date  (LPI_DATE  in  Fannie's  Laser  Reporting)
(l)     Next  Due  Date
(m)     Delinquency  Month  (if  available)
(n)     Default  Flag,  i.e.  FC,  REO,  etc.  (if  applicable)
(o)     Pay-In-Full  Date  (Mortgage  Loan  paid  off  by  Mortgagor)
(p)     Foreclosure  start  date
(q)     Foreclosure  end  date
(r)     REO  Property  date
(s)     With  respect  to  Liquidated  Mortgage  Loans:
        (i)    claim  date
        (ii)   claim  amount
        (iii)  proceeds
        (iv)   amount  of  loss  or  gain  (as  applicable)
        (v)    the  date  of  the  loss  or  gain.
        (vi)   the liquidation reason  paid in full or repurchased out of deal)
(t)     Fannie's  Laser  Reporting  (For  FNIVIA  loans)
        (i) Action Code (for default or paid off Mortgage Loans; i.e. 60, 65, etc.)
        (ii)   Action  Date
        (iii)  Remit  Prin  (submitted  principal  amount)
        (iv)   Remit  Tnt  (submitted  interest  amount)
        (v) Pool/Invest indicator (indicating Schedule/Schedule or Actual/Actual pool)









                              AMENDMENT NUMBER ONE
                                     to the

                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT

                           Dated as of January 1, 2006

                                     between

                            EMC MORTGAGE CORPORATION,
                                  as Purchaser

                                       and

                                SAVANNAH BANK, NA
                      dba HARBOURSIDE MORTGAGE CORPORATION,
                                   as Company

     This AMENDMENT NUMBER ONE (this "Amendment") is made and entered into this 1st day of January, 2006, by and between EMC Mortgage Corporation, a Delaware corporation, as purchaser (the "Purchaser") and Savannah Bank, NA dba Harbourside Mortgage Corporation, as company (the "Company") in connection with the Purchase, Warranties and Servicing Agreement, dated as of April 1, 2005, between the above mentioned parties (the "Agreement"). This Amendment is made pursuant to Section 11.02 of the Agreement.

                                    RECITALS

     WHEREAS,     the  parties  hereto  have  entered  into  the  Agreement;

     WHEREAS, the Agreement provides that the parties thereto may enter into an amendment to the Agreement;

     WHEREAS, the parties hereto desire to amend the Agreement as set forth in this Amendment; and

     NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

     1. Capitalized terms used herein and not defined herein shall have the meanings assigned to such terms in the Agreement.

     2. Article I of the Agreement is hereby amended effective as of the date hereof by adding the following definitions to Section 1.01:

     Commission  or  SEC:  The  Securities  and  Exchange  Commission.
     -------------------

     Depositor:  The  depositor,  as such term is defined in Regulation AB, with
     ----------
respect  to  any  Securitization  Transaction.

     Exchange  Act:The  Securities  Exchange  Act  of  1934,  as  amended.
     --------------

     Master Servicer:With respect to any Securitization Transaction, the "master
     ----------------
servicer,"  if  any,  identified  in  the  related  transaction  documents.

     Pass-Through Transfer: Any transaction involving either (1) a sale or other
     ---------------------
transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

     Prepayment  Charge:  Any prepayment premium, penalty or charge payable by a
     ------------------
Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

     Qualified  Correspondent:  Any  Person  from  which  the  Company purchased
     ------------------------
Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were originated pursuant to an agreement between the Company and such Person that contemplated that such Person would underwrite mortgage loans from time to time, for sale to the Company, in accordance with underwriting guidelines designated by the Company ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines; (ii) such Mortgage Loans were in fact underwritten as described in clause (i) above and were acquired by the Company within 180 days after origination; (iii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by the Company in origination of mortgage loans of the same type as the Mortgage Loans for the Company's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by the Company on a consistent basis for use by lenders in originating mortgage loans to be purchased by the Company; and (iv) the Company employed, at the time such Mortgage Loans were acquired by the Company, pre-purchase or post-purchase quality assurance procedures (which may involve, among other things, review of a sample of mortgage loans purchased during a particular time period or through particular channels) designed to ensure that Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by the Company.

     Regulation AB:  Subpart 229.1100 - Asset Backed Securities (Regulation AB),
     -------------
17 C.F.R. Sec.Sec.229.1100-229.1123, as amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005)) or by the staff of the
Commission, or as may be provided by the Commission or its staff from time to time.

     Securities  Act:  The  Securities  Act  of  1933,  as  amended.
     ---------------

     Securitization  Transaction: Any transaction involving either (1) a sale or
     ----------------------------
other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

     Servicing  Criteria:  As  of  any  date  of  determination,  the "servicing
     -------------------
criteria" set forth in Item 1122(d) of Regulation AB, or any amendments thereto, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit M for convenience of reference only. In the event of a conflict or
    ----------
inconsistency  between  the  terms  of Exhibit M and the text of Item 1122(d) of
                                       ---------
Regulation AB, the text of Item 1122(d) of Regulation AB shall control (or those Servicing Criteria otherwise mutually agreed to by the Purchaser, the Company and any Person that will be responsible for signing any Sarbanes Certification with respect to a Securitization Transaction in response to evolving interpretations of Regulation AB and incorporated into a revised Exhibit M).
                                                                     ---------

     Static  Pool  Information:  Static  pool  information  as described in Item
     -------------------------
1105(a)(1)-(3)  and  1105(c)  of  Regulation  AB.

     Subcontractor:  Any  vendor,  subcontractor  or  other  Person  that is not
     -------------
responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of the Company or a Subservicer.

     Third-Party  Originator: Each Person, other than a Qualified Correspondent,
     -----------------------
that  originated  Mortgage  Loans  acquired  by  the  Company.

     3. Article I of the Agreement is hereby amended effective as of the date hereof by deleting in its entirety the definition of Subservicer in Section
1.01  and  replacing  it  with  the  following:

     Subservicer:  Any  Person  that  services  Mortgage  Loans on behalf of the
     -----------
Company or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Company under this Agreement or any Reconstitution Agreement that are identified in Item 1122(d) of Regulation AB.

     4. Article I of the Agreement is hereby amended effective as of the date hereof by deleting in its entirety the definition of Principal Prepayment in Section 1.01 and replacing it with the following:

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ----------------------
Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any Prepayment Charge and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     5. Article III of the Agreement is hereby amended effective as of the date hereof by revising Section 3.01(n) as follows (new text underlined):

     (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the servicing policies and procedures,
                                              ---------------------------------
business, operations, financial condition, properties or assets of the Company since the date of the Company's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement;

     6. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(p):

     (p) As of the date of each Pass-Through Transfer, and except as has been otherwise disclosed to the Purchaser, any Master Servicer and any
Depositor: (1) no default or servicing related performance trigger has occurred as to any other securitization due to any act or failure to act of the Company;
(2) no material noncompliance with applicable servicing criteria as to any other securitization has been disclosed or reported by the Company; (3) the Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (4) no material changes to the Company's servicing policies and procedures for similar loans has occurred in the preceding three years; (5) there are no aspects of the Company's financial condition that could have a material adverse impact on the performance by the Company of its obligations hereunder; (6) there are no legal proceedings pending, or known to be contemplated by governmental authorities, against the Company that could be material to investors in the securities issued in such Pass-Through Transfer; and (7) there are no affiliations, relationships or transactions relating to the Company of a type that are described under Item 1119 of Regulation AB.

     7. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(q):

     (q) If so requested by the Purchaser or any Depositor on any date, the Company shall, within five Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in Section 3.01(p) of this Section or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.

     8. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(r):

     (r) Notwithstanding anything to the contrary in the Agreement, the Company shall (or shall cause each Subservicer and Third-Party Originator to)
(i) immediately notify the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings pending against the Company, any Subservicer or any Third-Party Originator, (B) any affiliations or relationships that develop following the closing date of a Pass-Through Transfer between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in clause (7) of paragraph (p) of this Section (and any other parties identified in writing by the requesting party) with respect to such Pass-Through Transfer, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and (E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

     All notification pursuant to this Section 3.01(r), other than those pursuant to Section 3.01(r)(i)(A), should be sent to:

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  P75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     With  a  copy  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     Notifications  pursuant  to  Section  3.01(r)(i)(A)  should  be  sent  to:

     EMC  Mortgage  Corporation
     Two  Mac  Arthur  Ridge
     909  Hidden  Ridge  Drive,  Suite  200
     Irving,  TX  75038
     Attention:  Associate  General  Counsel  for  Loan  Administration
     Facsimile:  (972)  831-2555

     With  copies  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     9. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(s):

     (s) As a condition to the succession to the Company or any Subservicer as servicer or subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Company or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser, any Master Servicer and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser, any Master Servicer and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser, any Master Servicer and such Depositor, all information reasonably requested by the Purchaser, any Master Servicer or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities.

     10. Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.02(ggg):

     With respect to each Mortgage Loan, information regarding the borrower credit files related to such Mortgage Loan has been furnished to credit reporting agencies in compliance with the provisions of the Fair Credit
Reporting  Act  and  the  applicable  implementing  regulations.

     11. Article IV of the Agreement is hereby amended effective as of the date hereof by adding the following after the first sentence of Section 4.01:

     In addition, the Company shall furnish information regarding the borrower credit files related to such Mortgage Loan to credit reporting agencies in compliance with the provisions of the Fair Credit Reporting Act and the applicable implementing regulations.

     12. Article IV of the Agreement is hereby amended effective as of the date hereof by deleting in its entirety the last paragraph of Section 4.02 and replacing it with the following:

     The Company shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Company, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Company is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Purchaser by the Remittance Date.

     13. Article IV of the Agreement is hereby amended effective as of the date hereof by revising the first paragraph of Section 4.03 by adding the following after the first sentence:

     In determining the delinquency status of any Mortgage Loan, the Company will use delinquency recognition policies as described to and approved by the Purchaser, and shall revise these policies as requested by the Purchaser from time to time.

     14. Article V of the Agreement is hereby amended effective as of the date hereof by deleting Section 5.02 in its entirety and replacing it with the following:

     Section  5.02     Statements  to  the  Purchaser.
                       ------------------------------

     The Company shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

     (i) with respect to each Mortgage Loan and each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

     (ii) with respect to each Mortgage Loan and each Monthly Payment, the amount of such remittance allocable to interest;

     (iii) with respect to each Mortgage Loan, the amount of servicing compensation received by the Company during the prior distribution period;

     (iv) the Stated Principal Balance of each Mortgage Loan and the aggregate Stated Principal Balance of all Mortgage Loans as of the first day of the distribution period and the last day of the distribution period;

     (v)     with  respect  to each Mortgage Loan, the current Mortgage Interest
Rate;

     (vi) with respect to each Mortgage Loan, the aggregate amount of any Insurance Proceeds, Condemnation Proceeds, Liquidation Proceeds and REO Disposition Proceeds received during the prior distribution period;

     (vii) with respect to each Mortgage Loan, the amount of any Prepayment Interest Shortfalls paid by the Company in accordance with Section 4.04(viii) during the prior distribution period;

     (viii) the beginning and ending balances of the Custodial Account and Escrow Account;

     (ix) the number of Mortgage Loans as of the first day of the distribution period and the last day of the distribution period;

     (x) with respect to each Mortgage Loan, the Stated Principal Balance of each Mortgage Loan (a) delinquent as grouped in the following intervals through final liquidation of such Mortgage Loan: 30 to 59 days, 60 to 89 days, 90 days or more; (b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired;

     (xi) with respect to each Mortgage Loan, the amount and severity of any realized loss following liquidation of such Mortgage Loan;

     (xii) with respect to each Mortgage Loan, and in the aggregate for all Mortgage Loans, the amount of any Monthly Advances made by the Company during the prior distribution period;

     (xiii) with respect to each Mortgage Loan, a description of any Servicing Advances made by the Company with respect to such Mortgage Loan including the amount, terms and general purpose of such Servicing Advances, and the aggregate amount of Servicing Advances for all Mortgage Loans during the prior distribution period;

     (xiv) with respect to each Mortgage Loan, a description of any Nonrecoverable Advances made by the Company with respect to such Mortgage Loan including the amount, terms and general purpose of such Nonrecoverable Advances, and the aggregate amount of Nonrecoverable Advances for all Mortgage Loans during the prior distribution period;

     (xv) with respect to each Mortgage Loan, a description of any Monthly Advances, Servicing Advances and Nonrecoverable Advances reimbursed to the Company with respect to such Mortgage Loan during the prior distribution period pursuant to Section 4.05, and the source of funds for such reimbursement, and the aggregate amount of any Monthly Advances, Servicing Advances and Nonrecoverable Advances reimbursed to the Company for all Mortgage Loans during the prior distribution period pursuant to Section 4.05;

     (xvi) with respect to any Mortgage Loan, a description of any material modifications, extensions or waivers to the terms, fees, penalties or payments of such Mortgage Loan during the prior distribution period or that have cumulatively become material over time;

     (xvii) a description of any material breach of a representation or warranty set forth in Section 3.01 or Section 3.02 herein or of any other breach of a covenant or condition contained herein and the status of any resolution of such breach;

     (xviii) with respect to each Mortgage Loan, the Stated Principal Balance of any substitute Mortgage Loan provided by the Company and the Stated Principal Balance of any Mortgage Loan that has been replaced by a substitute Mortgage Loan in accordance with Section 3.03 herein;

     (xix) with respect to each Mortgage Loan, the Stated Principal Balance of any Mortgage Loan that has been repurchased by the Company in accordance with
Section  3.03  herein.

     In addition, the Company shall provide to the Purchaser such other information known or available to the Company that is necessary in order to provide the distribution and pool performance information as required under Item 1121 of Regulation AB, as amended from time to time, as determined by the Purchaser in its sole discretion. The Company shall also provide a monthly report, in the form of Exhibit E hereto, or such other form as is mutually
                            ----------
acceptable to the Company, the Purchaser and any Master Servicer, Exhibit F with
                                                                  ---------
respect  to  defaulted  mortgage  loans  and Exhibit P, with respect to realized
                                             ---------
losses  and  gains,  with  each  such  report.

     The Company shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Company shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

     In addition, not more than sixty (60) days after the end of each calendar year, the Company shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.

     15. Article VI of the Agreement is hereby amended effective as of the date hereof by deleting Section 6.04 in its entirety and replacing it with the following:

     Section  6.04     Annual  Statement as to Compliance; Annual Certification.
                       --------------------------------------------------------

     (a) The Company will deliver to the Purchaser and any Master Servicer, not later than March 1 of each calendar year beginning in 2007, an Officers' Certificate acceptable to the Purchaser (an "Annual Statement of Compliance") stating, as to each signatory thereof, that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement or other applicable servicing agreement has been made under such officers' supervision and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement or other applicable servicing agreement in all material respects throughout such year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status of cure provisions thereof. Such Annual Statement of Compliance shall contain no restrictions or limitations on its use. Copies of such statement shall be provided by the Company to the Purchaser upon request and by the Purchaser to any Person identified as a prospective purchaser of the Mortgage Loans. In the event that the Company has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Company shall deliver an officer's certificate (an "Annual Certification") of the Subservicer as described above as to each Subservicer as and when required with respect to the Company.

     (b) With respect to any Mortgage Loans that are the subject of a Pass-Through Transfer, by March 1 of each calendar year beginning in 2007, an officer of the Company shall execute and deliver an Annual Certification to the Purchaser, any Master Servicer and any related Depositor for the benefit of each such entity and such entity's affiliates and the officers, directors and agents of any such entity and such entity's affiliates, in the form attached hereto as Exhibit L. In the event that the Company has delegated any servicing
----------
responsibilities with respect to the Mortgage Loans to a Subservicer, the Company shall deliver an Annual Certification of the Subservicer as described above as to each Subservicer as and when required with respect to the Company.

     (c) If the Company cannot deliver the related Annual Statement of Compliance or Annual Certification by March 1st of such year, the Purchaser, at its sole option, may permit a cure period for the Company to deliver such Annual Statement of Compliance or Annual Certification, but in no event later than March 10th of such year.

     Failure of the Company to timely comply with this Section 6.04 shall be deemed an Event of Default, automatically, without notice and without any cure period, unless otherwise agreed to by the Purchaser as set forth in 6.04(c), and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same, as provided in Section
9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.


     16. Article VI of the Agreement is hereby amended effective as of the date hereof by deleting Section 6.05 in its entirety and replacing it with the following:

     Section  6.05     [Reserved]
                       ----------

     17. Article VI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 6.07:

     Section  6.07     Assessment  of  Compliance  with  Servicing  Criteria.
                       -----------------------------------------------------

     On and after January 1, 2006, the Company shall service and administer, and shall cause each subservicer to servicer or administer, the Mortgage Loans in accordance with all applicable requirements of the Servicing Criteria.

     With respect to any Mortgage Loans that are the subject of a Pass-Through Transfer, the Company shall deliver to the Purchaser or its designee, any Master Servicer and any Depositor on or before March 1 of each calendar year beginning in 2007, a report (an "Assessment of Compliance") reasonably satisfactory to the Purchaser, any Master Servicer and any Depositor regarding the Company's assessment of compliance with the Servicing Criteria during the preceding calendar year as required by Rules 13a-18 and 15d-18 of the Exchange Act and
Item 1122 of Regulation AB or as otherwise required by the Master Servicer, which as of the date hereof, require a report by an authorized officer of the Company that contains the following:

     (a) A statement by such officer of its responsibility for assessing compliance with the Servicing Criteria applicable to the Company;

     (b) A statement by such officer that such officer used the Servicing Criteria to assess compliance with the Servicing Criteria applicable to the Company;

     (c) An assessment by such officer of the Company's compliance with the applicable Servicing Criteria for the period consisting of the preceding calendar year, including disclosure of any material instance of noncompliance with respect thereto during such period, which assessment shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Company, that are backed by the same asset type as the Mortgage Loans;

     (d) A statement that a registered public accounting firm has issued an attestation report on the Company's Assessment of Compliance for the period consisting of the preceding calendar year; and

     (e) A statement as to which of the Servicing Criteria, if any, are not applicable to the Company, which statement shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Company, that are backed by the same asset type as the Mortgage Loans.

     Such report at a minimum shall address each of the Servicing Criteria specified on a certification substantially in the form of Exhibit O hereto
                                                                ---------
delivered  to  the  Purchaser concurrently with the execution of this Agreement.

     With respect to any Mortgage Loans that are the subject of a Pass-Through Transfer, on or before March 1 of each calendar year beginning in 2007, the Company shall furnish to the Purchaser or its designee, any Master Servicer and any Depositor a report (an "Attestation Report") by a registered public accounting firm that attests to, and reports on, the Assessment of Compliance made by the Company, as required by Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122(b) of Regulation AB or as otherwise required by the Master Servicer, which Attestation Report must be made in accordance with standards for attestation reports issued or adopted by the Public Company PersonNameAccounting Oversight Board.

     The Company shall cause each Subservicer, and each Subcontractor determined by the Company pursuant to Section 11.20 to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, to deliver to the Purchaser, any Master Servicer and any Depositor an assessment of compliance and accountants' attestation as and when provided in Sections 6.07.

     If the Company cannot deliver the related Assessment of Compliance or Attestation Report by March 1st of such year, the Purchaser, at its sole option, may permit a cure period for the Company to deliver such Assessment of Compliance or Attestation Report, but in no event later than March 10th of such year.

     Failure of the Company to timely comply with this Section 6.07 shall be deemed an Event of Default, automatically, without notice and without any cure period, unless otherwise agreed to by the Purchaser as described herein, and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same, as provided in Section
9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

     18. Article VI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 6.08:

     Section  6.08     Intent  of  the  Parties;  Reasonableness.
                       -----------------------------------------

     The Purchaser and the Company acknowledge and agree that a purpose of Sections 3.01(p), 5.02, 6.04, 6.07 and 11.18 of this Agreement is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. None of the Purchaser, any Master Servicer or Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder. The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Pass-Through Transfer, the Company shall cooperate fully with the Purchaser to deliver to the Purchaser (including any of its assignees or designees) and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser or any Depositor to permit the Purchaser or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

     19. Article IX of the Agreement is hereby amended effective as of the date hereof by deleting the first sentence of the last paragraph of Section 9.01 and replacing it with the following (new text underlined):

          Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, or as otherwise stated herein, in which case, automatically and without
        -------------------------------
notice) may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company (and if the Company is servicing any of the Mortgage Loans in a
          ----------------------------------------------------------------------
Securitization  Transaction,  appoint a successor servicer reasonably acceptable
--------------------------------------------------------------------------------
to any Master Servicer for such Securitization Transaction) under this Agreement
----------------------------------------------------------
and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same.

     20. Article IX of the Agreement is hereby amended effective as of the date hereof by adding the following at the end of the last paragraph of Section 9.01:

     The Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

     21. Article XI of the Agreement is hereby amended effective as of the date hereof by restating Section 11.18 in its entirety as follows:

     Section  11.18.     Cooperation  of  Company  with  a  Reconstitution.
                         -------------------------------------------------

     The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

     (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

     (b) one or more trusts or other entities to be formed as part of one or more Pass-Through Transfers.

     The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties
             ---------
and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement. Notwithstanding anything to the contrary in this Section 11.18, the Company agrees that it is required to perform the obligations described in Exhibit K
                                                                       ---------
hereto.

     With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date").

     In addition, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution:

     (i) any and all information and appropriate verification of information which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand;

     (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant;

     (iii) within 5 Business Days after request by the Purchaser, the information with respect to the Company (as originator) and each Third-Party Originator of the Mortgage Loans as required under Item 1110(a) and (b) of Regulation AB, a summary of the requirements of which has of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by
                   ---------
Purchaser in its sole discretion. If requested by the Purchaser, this will include information about the applicable credit-granting or underwriting criteria;

     (iv) within 5 Business Days after request by the Purchaser, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (i) the Company, if the Company is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), and/or (ii) each Third-Party Originator. Such Static Pool Information shall be prepared by the Company (or Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) and (c) of Regulation AB. To the extent that there is reasonably available to the Company (or Third-Party Originator) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by the Company, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (pdf) file, or other such electronic format reasonably required by the Purchaser or the Depositor, as applicable;

     (v) within 5 Business Days after request by the Purchaser, information with respect to the Company (as servicer) as required by Item 1108(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by
                   ---------
Purchaser in its sole discretion. In the event that the Company has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Company shall provide the information required pursuant to this clause with respect to the Subservicer;

     (vi)     within  5  Business  Days  after  request  by  the  Purchaser,

          (a) information regarding any legal proceedings pending (or known to be contemplated) against the Company (as originator and as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1117 of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by Purchaser in its sole discretion,

          (b) information regarding affiliations with respect to the Company (as originator and as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1119(a) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by
                 ----------
     Purchaser  in  its  sole  discretion,  and

          (c) information regarding relationships and transactions with respect to the Company (as originator and as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1119(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only, as determined by Purchaser in its sole discretion;

     (vii) if so requested by the Purchaser, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), such statements and agreed-upon procedures letters of certified public accountants reasonably acceptable to the Purchaser or Depositor, as applicable, pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to the Company's or Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, or to any financial information included in any other disclosure provided under this Section 11.18, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which may include, by way of example, any Sponsor, any Depositor and any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Pass-Through Transfer.
Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor;

     (viii) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and Third-Party Originator to) (i) provide prompt notice to the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings involving the Company, any Subservicer or any Third-Party Originator, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in clause (D) of paragraph (a) of this Section (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and
(E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships;

     (ix) As a condition to the succession to the Company or any Subservicer as servicer or subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Company or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser, any Master Servicer, and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, all information reasonably requested by the Purchaser or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities;

     (x) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company or any Subservicer, the Company or such Subservicer, as applicable, shall, to the extent the Company or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

               (A) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

               (B) material breaches of pool asset representations or warranties or transaction covenants (Item 1121(a)(12) of Regulation AB); and

               (C) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB); and

     (xi) The Company shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Company or any Subservicer or the Company or such Subservicer's performance hereunder.

     In the event of a conflict or inconsistency between the terms of Exhibit N and the text of the applicable Item of Regulation AB as cited above, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

     The Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Pass-Through Transfer: each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Pass-Through Transfer, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Pass-Through Transfer; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

     (i)(A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under this Section 11.18 by or on behalf of the Company, or provided under this Section 11.18 by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

     (ii) any breach by the Company of its obligations under this Section 11.18, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Section 11.18, including any failure by the Company to identify pursuant to
Section 11.20 any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

     (iii) any breach by the Company of a representation or warranty set forth in Section 3.01 or in a writing furnished pursuant to Section 3.01(q) and made as of a date prior to the closing date of the related Pass-Through Transfer, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to
Section 3.01(q) to the extent made as of a date subsequent to such closing date; or
     (iv) the negligence bad faith or willful misconduct of the Company in connection with its performance under this Section 11.18.

     If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

     In the case of any failure of performance described above, the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization
Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

     This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

     All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

     22. Article XI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 11.20:

     Section  11.20.  Use  of  Subservicers  and  Subcontractors.
                      ------------------------------------------

     (a) The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (b) of this Section. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (d) of this Section.

     (b) The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section and with Sections 3.01(p), 3.01(s), 6.04,
6.07 and 11.18 of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect to such Subservicer under Section 3.01(r) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser, any Master Servicer and any Depositor any Annual Statement of Compliance required to be delivered by such Subservicer under Section 6.04(a), any Assessment of Compliance and Attestation Report required to be delivered by such Subservicer under Section 6.07 and any Annual Certification required under
Section  6.04(b)  as  and  when  required  to  be  delivered.

     (c) The Company shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Purchaser, any Master Servicer and such Depositor) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing
Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

     (d) As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.07 and 11.18 of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any Assessment of Compliance and Attestation Report and the other certificates required to be delivered by such Subservicer and such Subcontractor under Section 6.07, in each case as and when required to be delivered.

     23. Article XI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 11.21:

     Section  11.21.  Third  Party  Beneficiary.
                      -------------------------

     For purposes of this Agreement, each Master Servicer shall be considered a third party beneficiary to this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

     24. The Agreement is hereby amended as of the date hereof by deleting Exhibit E in its entirety and replacing it with the following:

                                                            EXHIBIT E
                                                            ---------

                                                REPORTING DATA FOR MONTHLY REPORT

                                             STANDARD  FILE LAYOUT - MASTER SERVICING

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                            MAX
COLUMN NAME                                  DESCRIPTION                       DECIMAL           FORMAT COMMENT             SIZE
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SER_INVESTOR_NBR        A value assigned by the Servicer to define a group              Text up to 10 digits                 20
                        of loans.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
LOAN_NBR                A unique identifier assigned to each loan by the                Text up to 10 digits                 10
                        investor.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SERVICER_LOAN_NBR       A unique number assigned to a loan by the                       Text up to 10 digits                 10
                        Servicer.  This may be different than the LOAN_NBR.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
BORROWER_NAME           The borrower name as received in the file.  It is not           Maximum length of 30 (Last,          30
                        separated by first and last name.                               First)
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SCHED_PAY_AMT           Scheduled monthly principal and scheduled
                        interest payment that a borrower is expected to           2     No commas(,) or dollar signs ($)     11
                        pay, P&I constant.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
NOTE_INT_RATE           The loan interest rate as reported by the Servicer.       4     Max length of 6                       6
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
NET_INT_RATE            The loan gross interest rate less the service fee         4     Max length of 6                       6
                        rate as reported by the Servicer.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SERV_FEE_RATE           The servicer's fee rate for a loan as reported by         4     Max length of 6                       6
                        the Servicer.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SERV_FEE_AMT            The servicer's fee amount for a loan as reported by       2     No commas(,) or dollar signs ($)     11
                        the Servicer.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
NEW_PAY_AMT             The new loan payment amount as reported by the            2     No commas(,) or dollar signs ($)     11
                        Servicer.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
NEW_LOAN_RATE           The new loan rate as reported by the Servicer.            4     Max length of 6                       6
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
ARM_INDEX_RATE          The index the Servicer is using to calculate a            4     Max length of 6                       6
                        forecasted rate.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
ACTL_BEG_PRIN_BAL       The borrower's actual principal balance at the            2     No commas(,) or dollar signs ($)     11
                        beginning of the processing cycle.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
ACTL_END_PRIN_BAL       The borrower's actual principal balance at the end        2     No commas(,) or dollar signs ($)     11
                        of the processing cycle.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
BORR_NEXT_PAY_DUE_DATE  The date at the end of processing cycle that the
                        borrower's next payment is due to the Servicer, as              MM/DD/YYYY                           10
                        reported by Servicer.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_AMT_1         The first curtailment amount to be applied.               2     No commas(,) or dollar signs ($)     11
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_DATE_1        The curtailment date associated with the first                  MM/DD/YYYY                           10
                        curtailment amount.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
CURT_ADJ_ AMT_1         The curtailment interest on the first curtailment         2     No commas(,) or dollar signs ($)     11
                        amount, if applicable.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_AMT_2         The second curtailment amount to be applied.              2     No commas(,) or dollar signs ($)     11
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_DATE_2        The curtailment date associated with the second                 MM/DD/YYYY                           10
                        curtailment amount.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
CURT_ADJ_ AMT_2         The curtailment interest on the second curtailment        2     No commas(,) or dollar signs ($)     11
                        amount, if applicable.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_AMT_3         The third curtailment amount to be applied.               2     No commas(,) or dollar signs ($)     11
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_DATE_3        The curtailment date associated with the third                  MM/DD/YYYY                           10
                        curtailment amount.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
CURT_ADJ_AMT_3          The curtailment interest on the third curtailment         2     No commas(,) or dollar signs ($)     11
                        amount, if applicable.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
PIF_AMT                 The loan "paid in full" amount as reported by the         2     No commas(,) or dollar signs ($)     11
                        Servicer.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
PIF_DATE                The paid in full date as reported by the Servicer.              MM/DD/YYYY                           10
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
ACTION_CODE             The standard FNMA numeric code used to indicate                 Action Code Key:
                        the default/delinquent status of a particular loan.             15=Bankruptcy,
                                                                                        30=Foreclosure, , 60=PIF,             2
                                                                                        63=Substitution,
                                                                                        65=Repurchase,70=REO
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
                        The amount of the interest adjustment as reported         2     No commas(,) or dollar signs ($)     11
INT_ADJ_AMT             by the Servicer.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SOLDIER_SAILOR_ADJ_AMT  The Soldier and Sailor Adjustment amount, if              2     No commas(,) or dollar signs ($)     11
                        applicable.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
NON_ADV_LOAN_AMT        The Non Recoverable Loan Amount, if applicable.           2     No commas(,) or dollar signs ($)     11
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
LOAN_LOSS_AMT           The amount the Servicer is passing as a loss, if          2     No commas(,) or dollar signs ($)     11
                        applicable.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SCHED_BEG_PRIN_BAL      The scheduled outstanding principal amount due
                        at the beginning of the cycle date to be passed           2     No commas(,) or dollar signs ($)     11
                        through to investors.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SCHED_END_PRIN_BAL      The scheduled principal balance due to investors          2     No commas(,) or dollar signs ($)     11
                        at the end of a processing cycle.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SCHED_PRIN_AMT          The scheduled principal amount as reported by the
                        Servicer for the current cycle -- only applicable for     2     No commas(,) or dollar signs ($)     11
                        Scheduled/Scheduled Loans.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
SCHED_NET_INT           The scheduled gross interest amount less the
                        service fee amount for the current cycle as               2     No commas(,) or dollar signs ($)     11
                        reported by the Servicer -- only applicable for
                        Scheduled/Scheduled Loans.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
ACTL_PRIN_AMT           The actual principal amount collected by the
                        Servicer for the current reporting cycle -- only          2     No commas(,) or dollar signs ($)     11
                        applicable for Actual/Actual Loans.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
ACTL_NET_INT            The actual gross interest amount less the service
                        fee amount for the current reporting cycle as             2     No commas(,) or dollar signs ($)     11
                        reported by the Servicer -- only applicable for
                        Actual/Actual Loans.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
PREPAY_PENALTY_ AMT     The penalty amount received when a borrower               2     No commas(,) or dollar signs ($)     11
                        prepays on his loan as reported by the Servicer.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
PREPAY_PENALTY_ WAIVED  The prepayment penalty amount for the loan                2     No commas(,) or dollar signs ($)     11
                        waived by the servicer.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
MOD_DATE                The Effective Payment Date of the Modification for              MM/DD/YYYY                           10
                        the loan.
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
MOD_TYPE                The Modification Type.                                          Varchar - value can be alpha or
                                                                                        numeric                              30
----------------------  -----------------------------------------------------  -------  --------------------------------  --------
DELINQ_P&I_ADVANCE_AMT  The current outstanding principal and interest            2     No commas(,) or dollar signs ($)     11
                        advances made by Servicer.
----------------------------------------------------------------------------------------------------------------------------------

     25. The Agreement is hereby amended as of the date hereof by adding the following new Exhibit F:

                                                      EXHIBIT F
                                                      ---------

                                          REPORTING DATA FOR DEFAULTED LOANS

                                     STANDARD FILE LAYOUT - DELINQUENCY REPORTING

---------------------------------------------------------------------------------------------------------------------
                                                                                                          FORMAT
COLUMN/HEADER NAME                                    DESCRIPTION                           DECIMAL      COMMENT
---------------------------  -------------------------------------------------------------  -------  ----------------
SERVICER_LOAN_NBR            A unique number assigned to a loan by the Servicer.  This
                             may be different than the LOAN_NBR
---------------------------  -------------------------------------------------------------  -------  ----------------
LOAN_NBR                     A unique identifier assigned to each loan by the originator.
---------------------------  -------------------------------------------------------------  -------  ----------------
CLIENT_NBR                   Servicer Client Number
---------------------------  -------------------------------------------------------------  -------  ----------------
SERV_INVESTOR_NBR            Contains a unique number as assigned by an external
                             servicer to identify a group of loans in their system.
---------------------------  -------------------------------------------------------------  -------  ----------------
BORROWER_FIRST_NAME          First Name of the Borrower.
---------------------------  -------------------------------------------------------------  -------  ----------------
BORROWER_LAST_NAME           Last name of the borrower.
---------------------------  -------------------------------------------------------------  -------  ----------------
PROP_ADDRESS                 Street Name and Number of Property
---------------------------  -------------------------------------------------------------  -------  ----------------
PROP_STATE                   The state where the  property located.
---------------------------  -------------------------------------------------------------  -------  ----------------
PROP_ZIP                     Zip code where the property is located.
---------------------------  -------------------------------------------------------------  -------  ----------------
BORR_NEXT_PAY_DUE_DATE       The date that the borrower's next payment is due to the                 MM/DD/YYYY
                             servicer at the end of processing cycle, as reported by
                             Servicer.
---------------------------  -------------------------------------------------------------  -------  ----------------
LOAN_TYPE                    Loan Type (i.e. FHA, VA, Conv)
---------------------------  -------------------------------------------------------------  -------  ----------------
BANKRUPTCY_FILED_DATE        The date a particular bankruptcy claim was filed.                       MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
BANKRUPTCY_CHAPTER_CODE      The chapter under which the bankruptcy was filed.
---------------------------  -------------------------------------------------------------  -------  ----------------
BANKRUPTCY_CASE_NBR          The case number assigned by the court to the bankruptcy
                             filing.
---------------------------  -------------------------------------------------------------  -------  ----------------
POST_PETITION_DUE_DATE       The payment due date once the bankruptcy has been                       MM/DD/YYYY
                             approved by the courts
---------------------------  -------------------------------------------------------------  -------  ----------------
BANKRUPTCY_DCHRG_DISM_DATE   The Date The Loan Is Removed From Bankruptcy. Either                    MM/DD/YYYY
                             by Dismissal, Discharged and/or a Motion For Relief Was
                             Granted.
---------------------------  -------------------------------------------------------------  -------  ----------------
LOSS_MIT_APPR_DATE           The Date The Loss Mitigation Was Approved By The                        MM/DD/YYYY
                             Servicer
---------------------------  -------------------------------------------------------------  -------  ----------------
LOSS_MIT_TYPE                The Type Of Loss Mitigation Approved For A Loan Such
                             As;
---------------------------  -------------------------------------------------------------  -------  ----------------
LOSS_MIT_EST_COMP_DATE       The Date The Loss Mitigation /Plan Is Scheduled To                      MM/DD/YYYY
                             End/Close
---------------------------  -------------------------------------------------------------  -------  ----------------
LOSS_MIT_ACT_COMP_DATE       The Date The Loss Mitigation Is Actually Completed                      MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
FRCLSR_APPROVED_DATE         The date DA Admin sends a letter to the servicer with                   MM/DD/YYYY
                             instructions to begin foreclosure proceedings.
---------------------------  -------------------------------------------------------------  -------  ----------------
ATTORNEY_REFERRAL_DATE       Date File Was Referred To Attorney to Pursue Foreclosure                MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
FIRST_LEGAL_DATE             Notice of 1st legal filed by an Attorney in a Foreclosure               MM/DD/YYYY
                             Action
---------------------------  -------------------------------------------------------------  -------  ----------------
FRCLSR_SALE_EXPECTED_DATE    The date by which a foreclosure sale is expected to occur.              MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
FRCLSR_SALE_DATE             The actual date of the foreclosure sale.                                MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
FRCLSR_SALE_AMT              The amount a property sold for at the foreclosure sale.           2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
EVICTION_START_DATE          The date the servicer initiates eviction of the borrower.               MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
EVICTION_COMPLETED_DATE      The date the court revokes legal possession of the
                             property from the borrower.                                             MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
LIST_PRICE                   The price at which an REO property is marketed.                   2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
LIST_DATE                    The date an REO property is listed at a particular price.               MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
OFFER_AMT                    The dollar value of an offer for an REO property.                 2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
OFFER_DATE_TIME              The date an offer is received by DA Admin or by the                     MM/DD/YYYY
                             Servicer.
---------------------------  -------------------------------------------------------------  -------  ----------------
REO_CLOSING_DATE             The date the REO sale of the property is scheduled to                   MM/DD/YYYY
                             close.
---------------------------  -------------------------------------------------------------  -------  ----------------
REO_ACTUAL_CLOSING_DATE      Actual Date Of REO Sale                                                 MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
OCCUPANT_CODE                Classification of how the property is occupied.
---------------------------  -------------------------------------------------------------  -------  ----------------
PROP_CONDITION_CODE          A code that indicates the condition of the property.
---------------------------  -------------------------------------------------------------  -------  ----------------
PROP_INSPECTION_DATE         The date a  property inspection is performed.                           MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
APPRAISAL_DATE               The date the appraisal was done.                                        MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
CURR_PROP_VAL                The current "as is" value of the property based on brokers        2
                             price opinion or appraisal.
---------------------------  -------------------------------------------------------------  -------  ----------------
REPAIRED_PROP_VAL            The amount the property would be worth if repairs are             2
                             completed pursuant to a broker's price opinion or
                             appraisal.
---------------------------  -------------------------------------------------------------  -------  ----------------
IF APPLICABLE:
---------------------------  -------------------------------------------------------------  -------  ----------------
DELINQ_STATUS_CODE           FNMA Code Describing Status of Loan
---------------------------  -------------------------------------------------------------  -------  ----------------
DELINQ_REASON_CODE           The circumstances which caused a borrower to stop
                             paying on a loan.   Code indicates the reason why the loan
                             is in default for this cycle.
---------------------------  -------------------------------------------------------------  -------  ----------------
MI_CLAIM_FILED_DATE          Date Mortgage Insurance Claim Was Filed With Mortgage                   MM/DD/YYYY
                             Insurance Company.
---------------------------  -------------------------------------------------------------  -------  ----------------
MI_CLAIM_AMT                 Amount of Mortgage Insurance Claim Filed                                No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
MI_CLAIM_PAID_DATE           Date Mortgage Insurance Company Disbursed Claim                         MM/DD/YYYY
                             Payment
---------------------------  -------------------------------------------------------------  -------  ----------------
MI_CLAIM_AMT_PAID            Amount Mortgage Insurance Company Paid On Claim                   2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
POOL_CLAIM_FILED_DATE        Date Claim Was Filed With Pool Insurance Company                        MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
POOL_CLAIM_AMT               Amount of Claim Filed With Pool Insurance Company                 2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
POOL_CLAIM_PAID_DATE         Date Claim Was Settled and The Check Was Issued By                      MM/DD/YYYY
                             The Pool Insurer
---------------------------  -------------------------------------------------------------  -------  ----------------
POOL_CLAIM_AMT_PAID          Amount Paid On Claim By Pool Insurance Company                    2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_FILED_DATE  Date FHA Part A Claim Was Filed With HUD                                MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_AMT         Amount of FHA Part A Claim Filed                                  2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_PAID_DATE   Date HUD Disbursed Part A Claim Payment                                 MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_PAID_AMT    Amount HUD Paid on Part A Claim                                   2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_FILED_DATE  Date FHA Part B Claim Was Filed With HUD                                MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_AMT         Amount of FHA Part B Claim Filed                                  2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_PAID_DATE   Date HUD Disbursed Part B Claim Payment                                 MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_PAID_AMT    Amount HUD Paid on Part B Claim                                   2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------  -------------------------------------------------------------  -------  ----------------
VA_CLAIM_FILED_DATE          Date VA Claim Was Filed With the Veterans Admin                         MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
VA_CLAIM_PAID_DATE           Date Veterans Admin. Disbursed VA Claim Payment                         MM/DD/YYYY
---------------------------  -------------------------------------------------------------  -------  ----------------
VA_CLAIM_PAID_AMT            Amount Veterans Admin. Paid on VA Claim                           2     No commas(,)
                                                                                                     or dollar signs
                                                                                                     ($)
---------------------------------------------------------------------------------------------------------------------

EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING

The LOSS MIT TYPE field should show the approved Loss Mitigation Code as
    -------------
follows:
     -     ASUM-     Approved Assumption
     -     BAP-      Borrower Assistance Program
     -     CO-       Charge Off
     -     DIL-      Deed-in-Lieu
     -     FFA-      Formal Forbearance Agreement
     -     MOD-      Loan Modification
     -     PRE-      Pre-Sale
     -     SS-       Short Sale
     -     MISC-     Anything else approved by the PMI or Pool Insurer

NOTE: Wells Fargo Bank will accept alternative Loss Mitigation Types to those
-----
above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The OCCUPANT CODE field should show the current status of the property code as
    -------------
follows:
     -     Mortgagor
     -     Tenant
     -     Unknown
     -     Vacant

The PROPERTY CONDITION field should show the last reported condition of the
    ------------------
property as follows:
     -     Damaged
     -     Excellent
     -     Fair
     -     Gone
     -     Good
     -     Poor
     -     Special Hazard
     -     Unknown


EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING, CONTINUED

The FNMA DELINQUENT REASON CODE field should show the Reason for Delinquency as
    ---------------------------
follows:

               -----------------------------------------------------------
               DELINQUENCY CODE           DELINQUENCY DESCRIPTION
               ----------------  -----------------------------------------
               001               FNMA-Death of principal mortgagor
               ----------------  -----------------------------------------
               002               FNMA-Illness of principal mortgagor
               ----------------  -----------------------------------------
               003               FNMA-Illness of mortgagor's family member
               ----------------  -----------------------------------------
               004               FNMA-Death of mortgagor's family member
               ----------------  -----------------------------------------
               005               FNMA-Marital difficulties
               ----------------  -----------------------------------------
               006               FNMA-Curtailment of income
               ----------------  -----------------------------------------
               007               FNMA-Excessive Obligation
               ----------------  -----------------------------------------
               008               FNMA-Abandonment of property
               ----------------  -----------------------------------------
               009               FNMA-Distant employee transfer
               ----------------  -----------------------------------------
               011               FNMA-Property problem
               ----------------  -----------------------------------------
               012               FNMA-Inability to sell property
               ----------------  -----------------------------------------
               013               FNMA-Inability to rent property
               ----------------  -----------------------------------------
               014               FNMA-Military Service
               ----------------  -----------------------------------------
               015               FNMA-Other
               ----------------  -----------------------------------------
               016               FNMA-Unemployment
               ----------------  -----------------------------------------
               017               FNMA-Business failure
               ----------------  -----------------------------------------
               019               FNMA-Casualty loss
               ----------------  -----------------------------------------
               022               FNMA-Energy environment costs
               ----------------  -----------------------------------------
               023               FNMA-Servicing problems
               ----------------  -----------------------------------------
               026               FNMA-Payment adjustment
               ----------------  -----------------------------------------
               027               FNMA-Payment dispute
               ----------------  -----------------------------------------
               029               FNMA-Transfer of ownership pending
               ----------------  -----------------------------------------
               030               FNMA-Fraud
               ----------------  -----------------------------------------
               031               FNMA-Unable to contact borrower
               ----------------  -----------------------------------------
               INC               FNMA-Incarceration
               -----------------------------------------------------------


(page)
EXHIBIT 2: STANDARD FILE CODES - DELINQUENCY REPORTING, CONTINUED

The FNMA DELINQUENT STATUS CODE field should show the Status of Default as
    ---------------------------
follows:

               ----------------------------------------------------------------
               STATUS CODE  STATUS DESCRIPTION
               -----------  ---------------------------------------------------
                    09      Forbearance
               -----------  ---------------------------------------------------
                    17      Pre-foreclosure Sale Closing Plan Accepted
               -----------  ---------------------------------------------------
                    24      Government Seizure
               -----------  ---------------------------------------------------
                    26      Refinance
               -----------  ---------------------------------------------------
                    27      Assumption
               -----------  ---------------------------------------------------
                    28      Modification
               -----------  ---------------------------------------------------
                    29      Charge-Off
               -----------  ---------------------------------------------------
                    30      Third Party Sale
               -----------  ---------------------------------------------------
                    31      Probate
               -----------  ---------------------------------------------------
                    32      Military Indulgence
               -----------  ---------------------------------------------------
                    43      Foreclosure Started
               -----------  ---------------------------------------------------
                    44      Deed-in-Lieu Started
               -----------  ---------------------------------------------------
                    49      Assignment Completed
               -----------  ---------------------------------------------------
                    61      Second Lien Considerations
               -----------  ---------------------------------------------------
                    62      Veteran's Affairs-No Bid
               -----------  ---------------------------------------------------
                    63      Veteran's Affairs-Refund
               -----------  ---------------------------------------------------
                    64      Veteran's Affairs-Buydown
               -----------  ---------------------------------------------------
                    65      Chapter 7 Bankruptcy
               -----------  ---------------------------------------------------
                    66      Chapter 11 Bankruptcy
               -----------  ---------------------------------------------------
                    67      Chapter 13 Bankruptcy
               ----------------------------------------------------------------

     26. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit K:

                                    EXHIBIT K
                                    ---------

                       COMPANY'S OBLIGATIONS IN CONNECTION
                              WITH A RECONSTITUTION

     - The Company shall (i) possess the ability to service to a securitization documents; (ii) service on a "Scheduled/Scheduled" reporting basis (advancing through the liquidation of an REO Property), (iii) make compensating interest payments on payoffs and curtailments and (iv) remit and report to a Master Servicer in format acceptable to such Master Servicer by the 10th calendar day of each month.

     - The Company shall provide an acceptable annual certification (officer's certificate) to the Master Servicer (as required by the Sarbanes-Oxley Act of 2002) as well as any other annual certifications required under the securitization documents (i.e. the annual statement as to compliance/annual independent certified public accountants' servicing report due by March 1 of each year).

     - The Company shall allow for the Purchaser, the Master Servicer or their designee to perform a review of audited financials and net worth of the Company.

     - The Company shall provide a Uniform Single Attestation Program certificate and Management Assertion as requested by the Master Servicer or the Purchaser.

     - The Company shall provide information on each Custodial Account as requested by the Master Servicer or the Purchaser, and each Custodial Accounts shall comply with the requirements for such accounts as set forth in the securitization documents.

     - The Company shall maintain its servicing system in accordance with the requirements of the Master Servicer.

     27. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit L:


                                    EXHIBIT L
                                    ---------

                          FORM OF COMPANY CERTIFICATION

Re:     The  [     ]  agreement  dated  as of [     l, 200[ ] (the "Agreement"),
among  [IDENTIFY  PARTIES]

     I,  ____________________________,  the  _______________________ of [NAME OF
COMPANY] (the "Company"), certify to [the Purchaser], [the Depositor], and the [Master Servicer] [Securities Administrator] [Trustee], and their officers, with the knowledge and intent that they will rely upon this certification, that:

          I have reviewed the servicer compliance statement of the Company provided in accordance with Item 1123 of Regulation AB (the
     "Compliance Statement"), the report on assessment of the Company's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Company during 200[ ] that were delivered by the Company to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee] pursuant to the Agreement (collectively, the "Company Servicing Information");

          Based on my knowledge, the Company Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Company Servicing Information;

          Based on my knowledge, all of the Company Servicing Information required to be provided by the Company under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee];

          I am responsible for reviewing the activities performed by the Company as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Company has fulfilled its obligations under the Agreement in all material respects; and

The Compliance Statement required to be delivered by the Company pursuant to this Agreement, and the Servicing Assessment and Attestation Report required to be provided by the Company and by any Subservicer and Subcontractor pursuant to the Agreement, have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.

     28. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit M:


                                    EXHIBIT M
                                    ---------

                            SUMMARY OF REGULATION AB
                               SERVICING CRITERIA

NOTE: This Exhibit M is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit M and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

ITEM 1122(d)

     (a)     General  servicing  considerations.

          (1) Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.

          (2) If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

          (3) Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.

          (4) A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

     (b)     Cash  collection  and  administration.

(1) Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

          (2) Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.

          (3) Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

          (4) The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

          (5) Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.

          (6) Unissued checks are safeguarded so as to prevent unauthorized access.

          (7) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

     (c)     Investor  remittances  and  reporting.

          (1) Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

          (2) Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

          (3) Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

          (4) Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

     (d)     Mortgage  Loan  administration.

          (1) Collateral or security on mortgage loans is maintained as required by the transaction agreements or related mortgage loan documents.

          (2) Mortgage loan and related documents are safeguarded as required by the transaction agreements.

          (3) Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

          (4) Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

          (5) The Servicer's records regarding the mortgage loans agree with the Servicer's records with respect to an obligor's unpaid principal balance.

          (6) Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related mortgage loan documents.

          (7) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

          (8) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

          (9) Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.

          (10) Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

          (11) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

          (12) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

          (13) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the Servicer, or such other number of days specified in the transaction agreements.

          (14) Delinquencies, charge-offs and uncollectable accounts are recognized and recorded in accordance with the transaction agreements.

          (15) Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

     29. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit N:


                                    EXHIBIT N
                                    ---------

                SUMMARY OF APPLICABLE REGULATION AB REQUIREMENTS

NOTE: This Exhibit N is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit N and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

ITEM  1105(a)(1)-(3)  AND  (c)

     -Provide static pool information with respect to mortgage loans that were originated or purchased by the Company and which are of the same type as the Mortgage Loans.

     -Provide static pool information regarding delinquencies, cumulative losses and prepayments for prior securitized pools of the Company.

     -If the Company has less than 3 years experience securitizing assets of the same type as the Mortgage Loans, provide the static pool information by vintage origination years regarding loans originated or purchased by the Company, instead of by prior securitized pool. A vintage origination year represents mortgage loans originated during the same year.

     -Such static pool information shall be for the prior five years, or for so long as the Company has been originating or purchasing (in the case of data by vintage origination year) or securitizing (in the case of data by prior securitized pools) such mortgage loans if for less than five years.

     -The static pool information for each vintage origination year or prior securitized pool, as applicable, shall be presented in monthly increments over the life of the mortgage loans included in the vintage origination year or prior securitized pool.

     -Provide summary information for the original characteristics of the prior securitized pools or vintage origination years, as applicable and material, including: number of pool assets, original pool balance, weighted average initial loan balance, weighted average mortgage rate, weighted average and minimum and maximum FICO, product type, loan purpose, weighted average and minimum and maximum LTV, distribution of loans by mortgage rate, and geographic concentrations of 5% or more.


ITEM  1108(b)  AND  (c)

     Provide the following information with respect to each servicer that will service, including interim service, 20% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer:

     -a description of the Company's form of organization;

     -a description of how long the Company has been servicing residential mortgage loans; a general discussion of the Company's experience in servicing assets of any type as well as a more detailed discussion of the Company's experience in, and procedures for the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Company's portfolio of mortgage loans of the type similar to the Mortgage Loans and information on factors related to the Company that may be material to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including whether any default or servicing related performance trigger has occurred as to any other securitization due to any act or failure to act of the Company, whether any material noncompliance with applicable servicing criteria as to any other securitization has been disclosed or reported by the Company, and the extent of outsourcing the Company uses;

     -a description of any material changes to the Company's policies or procedures in the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of the type similar to the Mortgage Loans during the past three years;

     -information regarding the Company's financial condition to the extent that there is a material risk that the effect on one or more aspects of servicing resulting from such financial condition could have a material impact on the performance of the securities issued in the Pass-Through Transfer, or on servicing of mortgage loans of the same asset type as the Mortgage Loans;

     -any special or unique factors involved in servicing loans of the same type as the Mortgage Loans, and the Company's processes and procedures designed to address such factors;

     -statistical information regarding principal and interest advances made by the Company on the Mortgage Loans and the Company's overall servicing portfolio for the past three years; and

     -the Company's process for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of REO Properties, foreclosure, sale of the Mortgage Loans or workouts.

ITEM  1110(a)

     -Identify any originator or group of affiliated originators that originated, or is expected to originate, 10% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer.

ITEM  1110(b)

     Provide the following information with respect to any originator or group of affiliated originators that originated, or is expected to originate, 20% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer:

     -the Company's form of organization; and

     -a description of the Company's origination program and how long the Company has been engaged in originating residential mortgage loans, which description must include a discussion of the Company's experience in originating mortgage loans of the same type as the Mortgage Loans and information regarding the size and composition of the Company's origination portfolio as well as information that may be material to an analysis of the performance of the Mortgage Loans, such as the Company's credit-granting or underwriting criteria for mortgage loans of the same type as the Mortgage Loans.

ITEM  1117

     -describe any legal proceedings pending against the Company or against any of its property, including any proceedings known to be contemplated by governmental authorities, that may be material to the holders of the securities issued in the Pass-Through Transfer.

ITEM  1119(A)

     -describe any affiliations of the Company, each other originator of the Mortgage Loans and each Subservicer with the sponsor, depositor, issuing entity, trustee, any originator, any other servicer, any significant obligor, enhancement or support provider or any other material parties related to the Pass-Through Transfer.

ITEM  1119(B)

     -describe any business relationship, agreement, arrangement, transaction or understanding entered into outside of the ordinary course of business or on terms other than those obtained in an arm's length transaction with an unrelated third party, apart from the Pass-Through Transfer, between the Company, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates, and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years, that may be material to the understanding of an investor in the securities issued in the Pass-Through Transfer.

ITEM  1119(C)

     -describe any business relationship, agreement, arrangement, transaction or understanding involving or relating to the Mortgage Loans or the Pass-Through Transfer, including the material terms and approximate dollar amount involved, between the Company, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years.

     30. The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit O:

                                    EXHIBIT O
                                    ---------

         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

     The assessment of compliance to be delivered by [the Company] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

-------------------------------------------------------------------------------------------------------------------------
                                                                                                           APPLICABLE
                                       SERVICING CRITERIA                                              SERVICING CRITERIA
-----------------------------------------------------------------------------------------------------  ------------------
    REFERENCE                                          CRITERIA
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
                                           CASH COLLECTION AND ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
                                           INVESTOR REMITTANCES AND REPORTING
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable
                  Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.
----------------  -----------------------------------------------------------------------------------  ------------------
                                              POOL ASSET ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required by the transaction agreements or related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required by the transaction agreements
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the
                  Servicer's records with respect to an obligor's unpaid principal balance.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans
                  (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements.
                  Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments)
                  are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item 1114(a)(1)
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
-------------------------------------------------------------------------------------------------------------------------

                                     [NAME OF COMPANY] [NAME OF SUBSERVICER]


                                     Date:   _________________________


                                     By:     _________________________
                                     Name:
                                     Title:


     31. The Agreement is hereby amended as of the date hereof by adding the following new Exhibit P:


                                    EXHIBIT P
                                    ---------

                  REPORTING DATA FOR REALIZED LOSSES AND GAINS

          CALCULATION OF REALIZED LOSS/GAIN FORM 332- INSTRUCTION SHEET

     NOTE: DO NOT NET OR COMBINE ITEMS. SHOW ALL EXPENSES INDIVIDUALLY AND ALL CREDITS AS SEPARATE LINE ITEMS. CLAIM PACKAGES ARE DUE ON THE REMITTANCE REPORT DATE. LATE SUBMISSIONS MAY RESULT IN CLAIMS NOT BEING PASSED UNTIL THE FOLLOWING MONTH. THE SERVICER IS RESPONSIBLE TO REMIT ALL FUNDS PENDING LOSS APPROVAL AND /OR RESOLUTION OF ANY DISPUTED ITEMS.

                    1.

                    2. The numbers on the 332 form correspond with the numbers listed below.

     LIQUIDATION AND ACQUISITION EXPENSES:
     -------------------------------------
     1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

     2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

     3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

     4-12. Complete  as  applicable.  Required  documentation:

          * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.

          *    For escrow  advances  -  complete  payment  history

               (to calculate advances from last positive escrow balance forward)

          * Other expenses - copies of corporate advance history showing all payments

          *    REO repairs  >  $1500  require  explanation

          *    REO repairs  >$3000  require  evidence  of  at  least  2  bids.

          * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate

          * Unusual or extraordinary items may require further documentation.

     13.  The  total  of  lines  1  through  12.

     3.   CREDITS:
          --------

     14-21.  Complete  as  applicable.  Required  documentation:

          * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney

               Letter  of  Proceeds  Breakdown.

          *    Copy of  EOB  for  any  MI  or  gov't  guarantee

          *    All other  credits  need  to  be  clearly defined on the 332 form

     22.  The  total  of  lines  14  through  21.


     Please Note:     For  HUD/VA  loans,  use  line  (18a)  for  Part A/Initial
     ------------
                      proceeds  and line (18b) for Part B/Supplemental proceeds.


     TOTAL REALIZED LOSS (OR AMOUNT OF ANY GAIN)
     -------------------------------------------
     23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis ( ).


                   CALCULATION OF REALIZED LOSS/GAIN FORM 332

     Prepared by:  __________________                Date:  _______________
     Phone:  ________________________   Email Address:_____________________

---------------------------  ------------------------  -----------------------
Servicer Loan No.            Servicer Name             Servicer Address


---------------------------  ------------------------  -----------------------
|

     WELLS FARGO BANK, N.A. LOAN NO._____________________________

     Borrower's Name: ________________________________________________
     Property Address: _______________________________________________


     LIQUIDATION TYPE:  REO SALE    3RD PARTY SALE    SHORT SALE     CHARGE OFF


     WAS THIS LOAN GRANTED A BANKRUPTCY DEFICIENCY OR CRAMDOWN     YES    NO
     If "Yes", provide deficiency or cramdown amount __________________________


LIQUIDATION AND ACQUISITION EXPENSES:
     (1)   Actual Unpaid Principal Balance of Mortgage Loan   $________________ (1)
     (2)   Interest accrued at Net Rate                        ________________ (2)
     (3)   Accrued Servicing Fees                              ________________ (3)
     (4)   Attorney's Fees                                     ________________ (4)
     (5)   Taxes (see page 2)                                  ________________ (5)
     (6)   Property Maintenance                                ________________ (6)
     (7)   MI/Hazard Insurance Premiums (see page 2)           ________________ (7)
     (8)   Utility Expenses                                    ________________ (8)
     (9)   Appraisal/BPO                                       ________________ (9)
     (10)  Property Inspections                                ________________ (10)
     (11)  FC Costs/Other Legal Expenses                       ________________ (11)
     (12)  Other (itemize)                                     ________________ (12)
             Cash for Keys__________________________           ________________ (12)
             HOA/Condo Fees_________________________           ________________ (12)
             _______________________________________           ________________ (12)

             TOTAL EXPENSES                                   $________________ (13)

     CREDITS:
     (14)  Escrow Balance                                     $________________ (14)
     (15)  HIP Refund                                          ________________ (15)
     (16)  Rental Receipts                                     ________________ (16)
     (17)  Hazard Loss Proceeds                                ________________ (17)
     (18)  Primary Mortgage Insurance / Gov't Insurance        ________________ (18a) HUD Part A
                                                               ________________ (18b) HUD Part B
     (19)  Pool Insurance Proceeds                             ________________ (19)
     (20)  Proceeds from Sale of Acquired Property             ________________ (20)
     (21)  Other (itemize)                                     ________________ (21)
           _________________________________________           ________________ (21)

           TOTAL CREDITS                                      $________________ (22)
     TOTAL REALIZED LOSS (OR AMOUNT OF GAIN)                  $________________ (23)


ESCROW DISBURSEMENT DETAIL

-------------------------------------------------------------------------------
   TYPE                 PERIOD OF
(TAX /INS.)  DATE PAID  COVERAGE   TOTAL PAID  BASE AMOUNT  PENALTIES  INTEREST
-----------  ---------  ---------  ----------  -----------  ---------  --------


-----------  ---------  ---------  ----------  -----------  ---------  --------


-----------  ---------  ---------  ----------  -----------  ---------  --------


-----------  ---------  ---------  ----------  -----------  ---------  --------


-----------  ---------  ---------  ----------  -----------  ---------  --------


-----------  ---------  ---------  ----------  -----------  ---------  --------


-----------  ---------  ---------  ----------  -----------  ---------  --------


-----------  ---------  ---------  ----------  -----------  ---------  --------


-------------------------------------------------------------------------------

     32. Except as amended above, the Agreement shall continue to be in full force and effect in accordance with its terms.

     33. This Amendment may be executed by one or more of the parties hereto on any number of separate counterparts and of said counterparts taken together shall be deemed to constitute one and the same instrument.

                            [SIGNATURE PAGES FOLLOW]


(page)
     IN WITNESS WHEREOF, the following parties have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                   EMC MORTGAGE CORPORATION,
                                        as Purchaser

                                   By:   ___________________________
                                   Name:
                                   Title:


                                   SAVANNAH BANK, NA dba HARBOURSIDE
                                   MORTGAGE CORPORATION,
                                        as Company

                                   By:   ___________________________
                                   Name:
                                   Title:







                            EMC MORTGAGE CORPORATION
                                   Purchaser,

                        GREENPOINT MORTGAGE FUNDING, INC.
                                    Company,

                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                          Dated as of September 1, 2003




                   (Fixed and Adjustable Rate Mortgage Loans)


(page)
                                TABLE OF CONTENTS


                                        ARTICLE I
Section 1.01   Defined Terms. . . . . . . . . . . . . . . . . . . . . . . . 2

                                        ARTICLE II

Section 2.01   Agreement to Purchase. . . . . . . . . . . . . . . . . . . . 14
Section 2.02   Purchase Price . . . . . . . . . . . . . . . . . . . . . . . 15
Section 2.03   Servicing of Mortgage Loans. . . . . . . . . . . . . . . . . 15
Section 2.04   Record Title and Possession of Mortgage Files;
               Maintenance of Servicing Files . . . . . . . . . . . . . . . 15
Section 2.05   Books and Records. . . . . . . . . . . . . . . . . . . . . . 16
Section 2.06   Transfer of Mortgage Loans . . . . . . . . . . . . . . . . . 17
Section 2.07   Delivery of Mortgage Loan Documents. . . . . . . . . . . . . 17
Section 2.08   Quality Control Procedures . . . . . . . . . . . . . . . . . 19
Section 2.09   Near-term Principal Prepayments; Near Term Payment Defaults. 19
Section 2.10   Modification of Obligations. . . . . . . . . . . . . . . . . 19

                                        ARTICLE III

Section 3.01   Representations and Warranties of the Company. . . . . . . . 21
Section 3.02   Representations and Warranties as to
               Individual Mortgage Loans. . . . . . . . . . . . . . . . . . 24
Section 3.03   Repurchase; Substitution . . . . . . . . . . . . . . . . . . 33
Section 3.04   Representations and Warranties of the Purchaser. . . . . . . 35

                                        ARTICLE IV

Section 4.01   Company to Act as Servicer . . . . . . . . . . . . . . . . . 36
Section 4.02   Collection of Mortgage Loan Payments . . . . . . . . . . . . 39
Section 4.03   Realization Upon Defaulted Mortgage Loans. . . . . . . . . . 40
Section 4.04   Establishment of Custodial Accounts;
               Deposits in Custodial Accounts . . . . . . . . . . . . . . . 41
Section 4.05   Permitted Withdrawals from the
               Custodial Account. . . . . . . . . . . . . . . . . . . . . . 42
Section 4.06   Establishment of Escrow Accounts;
               Deposits in Escrow Accounts. . . . . . . . . . . . . . . . . 43
Section 4.07   Permitted Withdrawals From Escrow Account. . . . . . . . . . 44
Section 4.08   Payment of Taxes, Insurance and Other
               Charges; Maintenance of Primary Mortgage
               Insurance Policies; Collections Thereunder . . . . . . . . . 45
Section 4.09   Transfer of Accounts . . . . . . . . . . . . . . . . . . . . 46
Section 4.10   Maintenance of Hazard Insurance. . . . . . . . . . . . . . . 46
Section 4.11   Maintenance of Mortgage Impairment
               Insurance Policy . . . . . . . . . . . . . . . . . . . . . . 47
Section 4.12   Fidelity Bond, Errors and Omissions
               Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . 48
Section 4.13   Title, Management and Disposition of REO Property. . . . . . 48
Section 4.14   Notification of Maturity Date. . . . . . . . . . . . . . . . 50

                                        ARTICLE V

Section 5.01   Distributions. . . . . . . . . . . . . . . . . . . . . . . . 50
Section 5.02   Statements to the Purchaser. . . . . . . . . . . . . . . . . 51
Section 5.03   Monthly Advances by the Company. . . . . . . . . . . . . . . 53
Section 5.04   Liquidation Reports. . . . . . . . . . . . . . . . . . . . . 53

                                        ARTICLE VI

Section 6.01   Assumption Agreements. . . . . . . . . . . . . . . . . . . . 53
Section 6.02   Satisfaction of Mortgages and Release
               of Mortgage Files. . . . . . . . . . . . . . . . . . . . . . 54
Section 6.03   Servicing Compensation . . . . . . . . . . . . . . . . . . . 55
Section 6.04   Annual Statement as to Compliance. . . . . . . . . . . . . . 56
Section 6.05   Annual Independent Certified Public
               Accountants' Servicing Report. . . . . . . . . . . . . . . . 56
Section 6.06   Purchaser's Right to Examine Company Records . . . . . . . . 56

                                        ARTICLE VII

Section 7.01   Company Shall Provide Information as Reasonably
               Required . . . . . . . . . . . . . . . . . . . . . . . . . . 57

                                        ARTICLE VIII

Section 8.01   Indemnification; Third Party Claims. . . . . . . . . . . . . 58
Section 8.02   Merger or Consolidation of the Company . . . . . . . . . . . 58
Section 8.03   Limitation on Liability of the Company and Others. . . . . . 59
Section 8.04   Company Not to Assign or Resign. . . . . . . . . . . . . . . 59
Section 8.05   No Transfer of Servicing . . . . . . . . . . . . . . . . . . 59

                                        ARTICLE IX

Section 9.01   Events of Default. . . . . . . . . . . . . . . . . . . . . . 61
Section 9.02   Waiver of Defaults . . . . . . . . . . . . . . . . . . . . . 62

                                        ARTICLE X

Section 10.01  Termination. . . . . . . . . . . . . . . . . . . . . . . . . 62
Section 10.02  Termination without cause. . . . . . . . . . . . . . . . . . 63

                                        ARTICLE XI

Section 11.01  Successor to the Company . . . . . . . . . . . . . . . . . . 63
Section 11.02  Amendment. . . . . . . . . . . . . . . . . . . . . . . . . . 64
Section 11.03  Recordation of Agreement . . . . . . . . . . . . . . . . . . 65
Section 11.04  Governing Law. . . . . . . . . . . . . . . . . . . . . . . . 65
Section 11.05  Notices. . . . . . . . . . . . . . . . . . . . . . . . . . . 65
Section 11.06  Severability of Provisions . . . . . . . . . . . . . . . . . 66
Section 11.07  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . 66
Section 11.08  General Interpretive Principles. . . . . . . . . . . . . . . 66
Section 11.09  Reproduction of Documents. . . . . . . . . . . . . . . . . . 67
Section 11.10  Confidentiality of Information . . . . . . . . . . . . . . . 67
Section 11.11  Recordation of Assignment of Mortgage. . . . . . . . . . . . 67
Section 11.12  Assignment by Purchaser. . . . . . . . . . . . . . . . . . . 68
Section 11.13  No Partnership . . . . . . . . . . . . . . . . . . . . . . . 68
Section 11.14  Execution: Successors and Assigns. . . . . . . . . . . . . . 68
Section 11.15  Entire Agreement . . . . . . . . . . . . . . . . . . . . . . 68
Section 11.16  No Solicitation. . . . . . . . . . . . . . . . . . . . . . . 68
Section 11.17  Closing. . . . . . . . . . . . . . . . . . . . . . . . . . . 69
Section 11.18  Cooperation of Company with Reconstitution . . . . . . . . . 70

EXHIBITS
  A            Contents of Mortgage File
  B            Custodial Account Letter Agreement
  C            Escrow Account Letter Agreement
  D            Form of Assignment, Assumption and Recognition Agreement
  E            Form of Trial Balance
  F            [reserved]
  G            Request for Release of Documents and Receipt
  H            Company's Underwriting Guidelines
  I            Form of Term Sheet


(page)
     This is a Purchase, Warranties and Servicing Agreement, dated as of September 1, 2003 and is executed between EMC MORTGAGE CORPORATION, as Purchaser, with offices located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser"), and GREENPOINT MORTGAGE FUNDING, INC., with offices located at 100 Wood Hollow Drive, Novato, California 94945 (the "Company").

                              W I T N E S S E T H :
                              - - - - - - - - - -

     WHEREAS, the Purchaser has heretofore agreed to purchase from the Company and the Company has heretofore agreed to sell to the Purchaser, from time to time, certain Mortgage Loans on a servicing retained basis;

     WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule, which is annexed to the related Term Sheet; and

     WHEREAS, the Purchaser and the Company wish to prescribe the representations and warranties of the Company with respect to itself and the Mortgage Loans and the management, servicing and control of the Mortgage Loans;

     NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:


(page)
                                    ARTICLE I

                                   DEFINITIONS
                                   -----------

     Section  1.01  Defined  Terms.
                    --------------

     Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

     Accepted  Servicing  Practices:  With  respect  to any Mortgage Loan, those
     ------------------------------
mortgage servicing practices (including collection procedures) of prudent mortgage banking institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located, and which are in accordance with Fannie Mae servicing practices and procedures, for MBS pool mortgages, as defined in the Fannie Mae Guides including future updates.

     Adjustment  Date:  As  to  each  adjustable rate Mortgage Loan, the date on
     ----------------
which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

     Agreement:  This Purchase, Warranties and Servicing Agreement including all
     ---------
exhibits  hereto,  amendments  hereof  and  supplements  hereto.

     Appraised  Value: With respect to any Mortgaged Property, the value thereof
     ----------------
as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the requirements of the Company and Fannie Mae.

     Assignment:  An  individual  assignment of the Mortgage, notice of transfer
     ----------
or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

     BIF:  The Bank Insurance Fund, or any successor thereto.
     ---

     Business  Day:  Any  day  other  than:  (i) a Saturday or Sunday, or (ii) a
     -------------
legal holiday in the State of New York, or (iii) a day on which banks in the State of New York are authorized or obligated by law or executive order to be closed.

     Closing  Date:  With  respect  to any Mortgage Loan, the date stated on the
     -------------
related  Term  Sheet.

     Code:          The  Internal Revenue Code of 1986, or any successor statute
     ----
thereto.

     Company:  GreenPoint Mortgage Funding, Inc., its successors in interest and
     -------
assigns,  as  permitted  by  this  Agreement.

     Company's  Officer's  Certificate:  A certificate signed by the Chairman of
     ---------------------------------
the Board, President, any Vice President or Treasurer of Company stating the date by which Company expects to receive any missing documents sent for recording from the applicable recording office.

     Condemnation Proceeds:  All awards or settlements in respect of a Mortgaged
     ---------------------
Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

     Confirmation:  The  trade confirmation letter between the Purchaser and the
     ------------
Company  which  relates  to  the  Mortgage  Loans.

     Co-op  Lease:  With  respect  to  a Co-op Loan, the lease with respect to a
     ------------
dwelling unit occupied by the Mortgagor and relating to the stock allocated to the related dwelling unit.

     Co-op  Loan:  A Mortgage Loan secured by the pledge of stock allocated to a
     -----------
dwelling unit in a residential cooperative housing corporation and a collateral assignment of the related Co-op Lease.

     Current  Appraised  Value:     With  respect to any Mortgaged Property, the
     -------------------------
value thereof as determined by an appraisal made for the Company (by an appraiser who met the requirements of the Company and Fannie Mae) at the request of a Mortgagor for the purpose of canceling a Primary Mortgage Insurance Policy in accordance with federal, state and local laws and regulations or otherwise made at the request of the Company or Mortgagor.

     Current  LTV:     The  ratio  of the Stated Principal Balance of a Mortgage
     ------------
Loan  to  the  Current  Appraised  Value  of  the  Mortgaged  Property.

     Custodial  Account:  Each  separate  demand account or accounts created and
     ------------------
maintained pursuant to Section 4.04 which shall be entitled "GreenPoint Mortgage Funding, Inc., in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

     Custodian:  With  respect  to  any  Mortgage Loan, the entity stated on the
     ---------
related Term Sheet, and its successors and assigns, as custodian for the Purchaser.

     Cut-off  Date:  With  respect  to any Mortgage Loan, the date stated on the
     -------------
related  Term  Sheet.

     Determination  Date:  The  15th  day (or if such 15th day is not a Business
     -------------------
Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

     Due  Date:  The  day  of the month on which the Monthly Payment is due on a
     ---------
Mortgage Loan, exclusive of any days of grace, which is the first day of the month.

     Due  Period:  With respect to any Remittance Date, the period commencing on
     -----------
the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

     Eligible  Account:  An  account established and maintained: (i) within FDIC
     -----------------
insured accounts created, maintained and monitored by the Company so that all funds deposited therein are fully insured, or (ii) as a trust account with the corporate trust department of a depository institution or trust company organized under the laws of the United States of America or any one of the states thereof or the District of Columbia which is not affiliated with the Company (or any sub-servicer) or (iii) with an entity which is an institution whose deposits are insured by the FDIC, the unsecured and uncollateralized long-term debt obligations of which shall be rated "A2" or higher by Standard & Poor's and "A" or higher by Fitch, Inc. or one of the two highest short-term ratings by any applicable Rating Agency, and which is either (a) a federal savings association duly organized, validly existing and in good standing under the federal banking laws, (b) an institution duly organized, validly existing and in good standing under the applicable banking laws of any state, (c) a national banking association under the federal banking laws, or (d) a principal subsidiary of a bank holding company, or (iv) if ownership of the Mortgage Loans is evidenced by mortgaged-backed securities, the equivalent required ratings of each Rating Agency, and held such that the rights of the Purchaser and the owner of the Mortgage Loans shall be fully protected against the claims of any creditors of the Company (or any sub-servicer) and of any creditors or depositors of the institution in which such account is maintained or (v) in a separate non-trust account without FDIC or other insurance in an Eligible Institution. In the event that a Custodial Account is established pursuant to clause (iii), (iv) or (v) of the preceding sentence, the Company shall provide the Purchaser with written notice on the Business Day following the date on which the applicable institution fails to meet the applicable ratings requirements.

     Eligible  Institution: GreenPoint Mortgage Funding, Inc., or an institution
     ---------------------
having (i) the highest short-term debt rating, and one of the two highest long-term debt ratings of each Rating Agency; or (ii) with respect to any Custodial Account, an unsecured long-term debt rating of at least one of the two highest unsecured long-term debt ratings of each Rating Agency.

     Equity  Take-Out  Refinanced Mortgage Loan:  A Refinanced Mortgage Loan the
     ------------------------------------------
proceeds of which were in excess of the outstanding principal balance of the existing mortgage loan as defined in the Fannie Mae Guide(s).

     Escrow  Account:  Each  separate  trust  account  or  accounts  created and
     ---------------
maintained pursuant to Section 4.06 which shall be entitled "GreenPoint Mortgage Funding, Inc., in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

     Escrow  Payments:  With  respect  to  any  Mortgage  Loan,  the  amounts
     ----------------
constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

     Event of Default:  Any one of the conditions or circumstances enumerated in
     ----------------
Section  9.01.

     Fannie Mae:  The  Federal  National  Mortgage Association, or any successor
     ----------
thereto.

     Fannie  Mae  Guide(s):  The  Fannie  Mae  Selling  Guide and the Fannie Mae
     ---------------------
Servicing  Guide  and  all  amendments  or  additions  thereto.

     FDIC:  The Federal Deposit Insurance Corporation, or any successor thereto.
     ----

     FHLMC:  The  Federal  Home  Loan  Mortgage  Corporation,  or  any successor
     -----
thereto.
     -

     FHLMC  Guide:  The  FHLMC  Single  Family  Seller/Servicer  Guide  and  all
     ------------
amendments  or  additions  thereto.

     Fidelity Bond:  A fidelity bond to be maintained by the Company pursuant to
     -------------
Section  4.12.

     FIRREA:  The  Financial  Institutions Reform, Recovery, and Enforcement Act
     ------
of  1989.

     First  Remittance  Date:  With respect to any Mortgage Loan, the Remittance
     -----------------------
Date occurring in the month following the month in which the related Closing Date occurs.

     GAAP:  Generally  accepted  accounting  principles,  consistently  applied.
     ----

     HUD:  The  United States Department of Housing and Urban Development or any
     ---
successor  thereto.

     Index:   With  respect  to  any  adjustable  rate  Mortgage Loan, the index
     -----
identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest rate thereon.

     Initial  Rate  Cap:     As  to  each  adjustable  rate Mortgage Loan, where
     ------------------
applicable, the maximum increase or decrease in the Mortgage Interest Rate on the first Adjustment Date.

     Insurance  Proceeds:  With  respect  to  each  Mortgage  Loan,  proceeds of
     -------------------
insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

     Lifetime  Rate  Cap:  As to each adjustable rate Mortgage Loan, the maximum
     -------------------
Mortgage  Interest  Rate  over  the  term  of  such  Mortgage  Loan.

     Liquidation  Proceeds:  Cash received in connection with the liquidation of
     ---------------------
a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise.

     Loan  Program Code:  With respect to each Mortgage Loan, a code designating
     ------------------
the loan program pursuant to which a Mortgage Loan was underwritten in accordance with the Company's underwriting guidelines.

     Loan-to-Value  Ratio  or LTV:  With respect to any Mortgage Loan, the ratio
     ----------------------------
of the original outstanding principal amount of the Mortgage Loan, to (i) the Appraised Value of the Mortgaged Property as of the Origination Date with respect to a Refinanced Mortgage Loan, and (ii) the lesser of the Appraised Value of the Mortgaged Property as of the Origination Date or the purchase price of the Mortgaged Property with respect to all other Mortgage Loans.

     Margin:  With  respect  to  each  adjustable  rate Mortgage Loan, the fixed
     ------
percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

     Monthly  Advance:  The aggregate of the advances made by the Company on any
     ----------------
Remittance  Date  pursuant  to  Section  5.03.

     Monthly  Payment:  The  scheduled monthly payment of principal and interest
     ----------------
on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

     Mortgage:  The  mortgage,  deed  of  trust  or  other instrument securing a
     --------
Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

     Mortgage  File:  The mortgage documents pertaining to a particular Mortgage
     --------------
Loan which are specified in Exhibit A hereto and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

     Mortgage  Impairment  Insurance  Policy:  A  mortgage impairment or blanket
     ---------------------------------------
hazard  insurance  policy  as  described  in  Section  4.11.

     Mortgage  Interest  Rate:  The annual rate at which interest accrues on any
     ------------------------
Mortgage  Loan,  which  may be adjusted from time to time for an adjustable rate
Mortgage  Loan,  in accordance with the provisions of the related Mortgage Note.

     Mortgage  Loan:  An  individual  mortgage loan which is the subject of this
     --------------
Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule attached to the related Term Sheet, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan, excluding replaced or repurchased mortgage loans.

     Mortgage  Loan  Documents:  The  documents  listed  in  Exhibit  A.
     -------------------------                               -----------

     Mortgage  Loan  Remittance  Rate:  With  respect to each Mortgage Loan, the
     --------------------------------
annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate.

     Mortgage  Loan  Schedule:  The  schedule  of  Mortgage Loans annexed to the
     ------------------------
related Term Sheet, such schedule setting forth the following information with respect to each Mortgage Loan in the related Mortgage Loan Package:

     (1)     the  Company's  Mortgage  Loan  identifying  number;

     (2)     the  Mortgagor's  first  and  last  name;

     (3) the street address of the Mortgaged Property including the city, state and zip code;

     (4) a code indicating whether the Mortgaged Property is owner-occupied, a second home or an investor property;

     (5)     the  type  of  residential  property  constituting  the  Mortgaged
Property;

     (6)     the  original  months  to  maturity  of  the  Mortgage  Loan;

     (7) the remaining months to maturity from the related Cut-off Date, based on the original amortization schedule and, if different, the maturity expressed in the same manner but based on the actual amortization schedule;

     (8) the Sales Price, if applicable, Appraised Value and Loan-to-Value Ratio, at origination;

     (9) the Mortgage Interest Rate as of origination and as of the related Cut-off Date; with respect to each adjustable rate Mortgage Loan, the initial Adjustment Date, the next Adjustment Date immediately following the related Cut-off Date, the Index, the Margin, the Initial Rate Cap, if any, Periodic Rate Cap, if any, minimum Mortgage Interest Rate under the terms of the Mortgage Note and the Lifetime Rate Cap;

     (10)     the  Origination  Date  of  the  Mortgage  Loan;

     (11)     the  stated  maturity  date;

     (12)     the  amount  of  the  Monthly  Payment  at  origination;

     (13)     the amount of the Monthly Payment as of the related  Cut-off Date;

     (14)     the  original  principal  amount  of  the  Mortgage  Loan;

     (15) the scheduled Stated Principal Balance of the Mortgage Loan as of the close of business on the related Cut-off Date, after deduction of payments of principal due on or before the related Cut-off Date whether or not collected;

     (16) a code indicating the purpose of the Mortgage Loan (i.e., purchase, rate and term refinance, equity take-out refinance);

     (17) a code indicating the documentation style (i.e. full, alternative, etc.);

     (18) the number of times during the twelve (12) month period preceding the related Closing Date that any Monthly Payment has been received after the month of its scheduled due date (if requested in writing by the Purchaser);

     (19)     the  date  on  which  the  first  payment  is  or  was  due;

     (20) a code indicating whether or not the Mortgage Loan is the subject of a Primary Mortgage Insurance Policy and the name of the related insurance carrier;

     (21) a code indicating whether or not the Mortgage Loan is currently convertible and the conversion spread;

     (22) the last Due Date on which a Monthly Payment was actually applied to the unpaid principal balance of the Mortgage Loan.

     (23)     product  type  (i.e.  fixed,  adjustable,  3/1,  5/1,  etc.);

     (24)     credit  score  and/or  mortgage  score,  if  applicable;

     (25) a code indicating whether or not the Mortgage Loan is the subject of a Lender Primary Mortgage Insurance Policy and the name of the related insurance carrier and the Lender Paid Mortgage Insurance Rate;

     (26) a code indicating whether or not the Mortgage Loan has a prepayment penalty and if so, the amount and term thereof;

     (27)     the  Loan  Program  Code;  and

     (28) the Current Appraised Value of the Mortgage Loan and Current LTV, if applicable.

     With  respect  to  the  Mortgage  Loans in the aggregate, the Mortgage Loan
Schedule attached to the related Term Sheet shall set forth the following information, as of the related Cut-off Date:

     (1)     the  number  of  Mortgage  Loans;

     (2) the current aggregate outstanding principal balance of the Mortgage Loans;

     (3)     the  weighted average Mortgage Interest Rate of the Mortgage Loans;

     (4)     the  weighted  average  maturity  of  the  Mortgage  Loans;  and

     (5)     the  weighted  average  months  to  next  Adjustment  Date;

     Mortgage  Note:  The  note  or  other  evidence  of  the  indebtedness of a
     --------------
Mortgagor  secured  by  a  Mortgage.

     Mortgaged  Property:  The  underlying real property securing repayment of a
     -------------------
Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the state in which such real property is located which may include condominium units and planned unit developments, improved by a residential dwelling; except that with respect to real property located in jurisdictions in which the use of leasehold estates for residential properties is a widely-accepted practice, a leasehold estate of the Mortgage, the term of which is equal to or longer than the term of the Mortgage.

     Mortgagor:  The  obligor  on  a  Mortgage  Note.
     ---------

     Nonrecoverable  Advance:  Any  portion  of  a  Monthly Advance or Servicing
     ------------------------
Advance previously made or proposed to be made by the Company pursuant to this Agreement, that, in the good faith judgment of the Company, will not or, in the case of a proposed advance, would not, be ultimately recoverable by it from the related Mortgagor or the related Liquidation Proceeds, Insurance Proceeds, Condemnation Proceeds or otherwise with respect to the related Mortgage Loan.

     OCC:  Office  of the Comptroller of the Currency, or any successor thereto.
     ---

     Officers'  Certificate:  A certificate signed by the Chairman of the Board,
     ----------------------
the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant
Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

     Opinion  of  Counsel:  A written opinion of counsel, who may be an employee
     --------------------
of the party on behalf of whom the opinion is being given, reasonably acceptable to the Purchaser.

     Origination  Date:  The  date  on  which a Mortgage Loan funded, which date
     -----------------
shall not, in connection with a Refinanced Mortgage Loan, be the date of the funding of the debt being refinanced, but rather the closing of the debt currently outstanding under the terms of the Mortgage Loan Documents.

     OTS:  Office  of  Thrift  Supervision,  or  any  successor  thereto.
     ---

     Periodic  Rate  Cap:  As to each adjustable rate Mortgage Loan, the maximum
     -------------------
increase or decrease in the Mortgage Interest Rate on any Adjustment Date, as set forth in the related Mortgage Note and the related Mortgage Loan Schedule.

     Permitted  Investments:  Any  one  or  more of the following obligations or
     ----------------------
securities:

          (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

          (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institu-tion or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

          (iii)  repurchase  obligations  with  a  term  not  to  exceed  thirty
          (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause (ii)(a) above;

          (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such in-vestment or contractual commitment providing for such investment; provided, however, that securities issued by any particular corporation will not be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of secur-ities issued by such corporation and held as Permitted
          Investments to exceed 10% of the aggregate outstand-ing principal balances of all of the Mortgage Loans and Permitted Investments;

          (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obliga-tions payable on demand or on a specified date not more than one year after the date of issuance there-of) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

          (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and

          (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instru-ment-al-ity of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency.

provided,  however,  that  no  instrument  or  security  shall  be  a  Permitted
--------   -------
Investment if such instrument or security evidences a right to receive only interest payments with respect to the ob-li-ga-tions underlying such instrument or if such security provides for payment of both principal and interest with a yield to matur-ity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

     Person:  Any  individual,  corporation,  partnership,  joint  venture,
     ------
association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

     Prepayment  Interest  Shortfall:  With  respect to any Remittance Date, for
     -------------------------------
each Mortgage Loan that was the subject of a Principal Prepayment during the related Prepayment Period, an amount equal to the excess of one month's interest at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment over the amount of interest (adjusted to the Mortgage Loan Remittance
Rate) actually paid by the related Mortgagor with respect to such Prepayment Period.

     Prepayment  Period:     With  respect  to any Remittance Date, the calendar
     ------------------
month  preceding  the  month  in  which  such  Remittance  Date  occurs.

     Primary  Mortgage  Insurance  Policy:  Each  primary  policy  of  mortgage
     ------------------------------------
insurance represented to be in effect pursuant to Section 3.02(hh), or any replacement policy therefor obtained by the Company pursuant to Section 4.08.

     Prime  Rate:  The prime rate announced to be in effect from time to time as
     -----------
published  as  the  average rate in the Wall Street Journal (Northeast Edition).

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any prepayment penalty or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     Purchase  Price:  As  defined  in  Section  2.02.
     ---------------

     Purchaser:  EMC  Mortgage  Corporation,  its  successors  in  interest  and
     ---------
assigns.

     Qualified  Appraiser:  An appraiser, duly appointed by the Company, who had
     --------------------
no interest, direct or indirect in the related Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and such appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder and the requirements of Fannie Mae, all as in effect on the date the Mortgage Loan was originated.

     Qualified  Insurer:  An  insurance company duly qualified as such under the
     ------------------
laws of the states in which the related Mortgaged Property is located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae or FHLMC.

     Rating Agency: Standard & Poor's, Fitch, Inc. or, in the event that some or
     -------------
all of the ownership of the Mortgage Loans is evidenced by mortgage-backed securities, the nationally recognized rating agencies issuing ratings with respect to such securities, if any.

     Refinanced  Mortgage  Loan:  A  Mortgage Loan which was made to a Mortgagor
     --------------------------
who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which were used in whole or part to satisfy an existing mortgage.

     REMIC:  A  "real  estate  mortgage  investment  conduit,"  as  such term is
     ------
defined  in  Section  860D  of  the  Code.

     REMIC Provisions:  The provisions of the federal income tax law relating to
     -----------------
REMICs, which appear at Sections 860A through 860G of the Code, and the related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

     Remittance  Date:  The  18th  day  of  any  month, beginning with the First
     ----------------
Remittance Date, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

     REO  Disposition:  The  final  sale  by  the  Company  of any REO Property.
     ----------------

     REO  Disposition  Proceeds:  Amounts  received by the Company in connection
     --------------------------
with  a  related  REO  Disposition.

     REO  Property:  A  Mortgaged  Property acquired by the Company on behalf of
     -------------
the  Purchaser  as  described  in  Section  4.13.

     Repurchase  Price:  With respect to any Mortgage Loan, a price equal to (i)
     -----------------
the product of the greater of 100% or the percentage of par as stated in the Confirmation multiplied by the Stated Principal Balance of such Mortgage Loan on the repurchase date, plus (ii) interest on such outstanding principal balance at the Mortgage Loan Remittance Rate from the last date through which interest has been paid and distributed to the Purchaser to the end of the month of repurchase, plus, (iii) third party expenses incurred in connection with the transfer of the Mortgage Loan being repurchased; less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

     SAIF:  The  Savings  Association  Insurance Fund, or any successor thereto.
     ----

     Sales  Price:     With  respect  to any Mortgage Loan the proceeds of which
     ------------
were used by the Mortgagor to acquire the related Mortgaged Property, the amount paid by the related Mortgagor for such Mortgaged Property.

     Servicing  Advances:  All  customary,  reasonable  and  necessary  "out  of
     -------------------
pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Company specifies the Mortgage Loan(s) to which such expenses relate and, upon Purchaser's request, provides documentation supporting such expense (which documentation would be acceptable to Fannie Mae), and provided further that any such enforcement, administrative or judicial proceeding does not arise out of a breach of any representation, warranty or covenant of the Company hereunder), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage, (e) any expenses reasonably sustained by the Company with respect to the liquidation of the Mortgaged Property in accordance with the terms of this Agreement and (f) compliance with the obligations under Section 4.08.

     Servicing  Fee:  With  respect  to  each  Mortgage  Loan, the amount of the
     --------------
annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion of such Monthly Payment collected by the Company, or as otherwise provided under Section
4.05 and in accordance with the Fannie Mae Guide(s). Any fee payable to the Company for administrative services related to any REO Property as described in
Section 4.13 shall be payable from Liquidation Proceeds of the related REO Property.

     Servicing  Fee  Rate:  As  set  forth  in  the  Term  Sheet.
     --------------------

     Servicing  File:  With  respect to each Mortgage Loan, the file retained by
     ---------------
the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Purchaser and copies of the Mortgage Loan Documents listed in Exhibit A, the originals of which are delivered to the Purchaser or its designee pursuant to Section 2.04.

     Servicing  Officer:  Any officer of the Company involved in, or responsible
     ------------------
for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

     Stated  Principal  Balance:  As  to  each  Mortgage  Loan as of any date of
     --------------------------
determination, (i) the principal balance of such Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

     Subservicer:  Any  subservicer  which  is  subservicing  the Mortgage Loans
     -----------
pursuant to a Subservicing Agreement. Any subservicer shall meet the qualifications set forth in Section 4.01.

     Subservicing  Agreement:  An  agreement  between  the  Company  and  a
     -----------------------
Subservicer,  if  any,  for  the  servicing  of  the  Mortgage  Loans.

     Term Sheet: A supplemental agreement in the form attached hereto as Exhibit
     ----------
I which shall be executed and delivered by the Company and the Purchaser to provide for the sale and servicing pursuant to the terms of this Agreement of the Mortgage Loans listed on Schedule I attached thereto, which supplemental agreement shall contain certain specific information relating to such sale of such Mortgage Loans and may contain additional covenants relating to such sale of such Mortgage Loans.


                                   ARTICLE II

            PURCHASE OF MORTGAGE LOANS; SERVICING OF MORTGAGE LOANS;
            --------------------------------------------------------
                 RECORD TITLE AND POSSESSION OF MORTGAGE FILES;
                 ----------------------------------------------
                     BOOKS AND RECORDS; CUSTODIAL AGREEMENT;
                     ---------------------------------------
                       DELIVERY OF MORTGAGE LOAN DOCUMENTS
                       -----------------------------------

     Section  2.01     Agreement  to  Purchase.
                       -----------------------

     The Company agrees to sell and the Purchaser agrees to purchase the Mortgage Loans having an aggregate Stated Principal Balance on the related Cut-off Date set forth in the related Term Sheet in an amount as set forth in the Confirmation, or in such other amount as agreed by the Purchaser and the Company as evidenced by the actual aggregate Stated Principal Balance of the Mortgage Loans accepted by the Purchaser on the related Closing Date, with servicing retained by the Company. The Company shall deliver the related Mortgage Loan Schedule attached to the related Term Sheet for the Mortgage Loans to be purchased on the related Closing Date to the Purchaser at least two (2) Business Days prior to the related Closing Date. The Mortgage Loans shall be sold pursuant to this Agreement, and the related Term Sheet shall be executed and delivered on the related Closing Date.

     Section  2.02     Purchase  Price.
                       ---------------

     The Purchase Price for each Mortgage Loan shall be the percentage of par as stated in the Confirmation (subject to adjustment as provided therein), multiplied by the Stated Principal Balance, as of the related Cut-off Date, of the Mortgage Loan listed on the related Mortgage Loan Schedule attached to the related Term Sheet, after application of scheduled payments of principal due on or before the related Cut-off Date whether or not collected.

     In addition to the Purchase Price as described above, the Purchaser shall pay to the Company, at closing, accrued interest on the Stated Principal Balance of each Mortgage Loan as of the related Cut-off Date at the Mortgage Loan Remittance Rate of each Mortgage Loan from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

     The Purchase Price plus accrued interest as set forth in the preceding paragraph shall be paid on the related Closing Date by wire transfer of immediately available funds.

      Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected on or after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Company or any successor servicer after the related Cut-off Date shall belong to the Company), and (3) all payments of interest on the Mortgage Loans net of applicable Servicing Fees (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The outstanding principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected, together with any unscheduled principal prepayments collected prior to the related Cut-off Date; provided, however, that payments of scheduled principal and interest prepaid for a Due Date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts shall be the property of the Purchaser. The Company shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Company to the Purchaser.

     Section  2.03     Servicing  of  Mortgage  Loans.
                       ------------------------------

     Simultaneously with the execution and delivery of each Term Sheet, the Company does hereby agree to directly service the Mortgage Loans listed on the related Mortgage Loan Schedule attached to the related Term Sheet subject to the terms of this Agreement and the related Term Sheet. The rights of the Purchaser to receive payments with respect to the related Mortgage Loans shall be as set forth in this Agreement.

     Section 2.04     Record Title and Possession of Mortgage Files; Maintenance
                      ----------------------------------------------------------
of  Servicing  Files.
--------------------

     As of the related Closing Date, the Company sold, transferred, assigned, set over and conveyed to the Purchaser, without recourse, on a servicing retained basis, and the Company hereby acknowledges that the Purchaser has, but subject to the terms of this Agreement and the related Term Sheet, all the right, title and interest of the Company in and to the Mortgage Loans. Company will deliver the Mortgage Files to the Custodian designated by Purchaser, on or before the related Closing Date, at the expense of the Company. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Purchaser. The Servicing File shall contain all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Company is at the will of the Purchaser, for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. From the related Closing Date, the ownership of each Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Purchaser. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Company shall be received and held by the Company in trust for the benefit of the Purchaser as the owner of the Mortgage Loans. Any portion of the Mortgage Files retained by the Company shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loans by the Purchaser. The Company shall release its custody of the contents of the Mortgage Files only in accordance with written instructions of the Purchaser, except when such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan or Loans with respect thereto pursuant to this Agreement and the related Term Sheet, such written instructions shall not be required.

     Section  2.05      Books  and  Records.
                        -------------------

     The sale of each Mortgage Loan shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans that shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or FHLMC, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage of any condominium project as required by Fannie Mae or FHLMC, and periodic inspection reports as required by
Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche.

     The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

     In addition to the foregoing, Company shall provide to any supervisory agents or examiners that regulate Purchaser, including but not limited to, the OTS, the FDIC and other similar entities, access, during normal business hours, upon reasonable advance notice to Company and without cost to Company or such supervisory agents or examiners, to any documentation regarding the Mortgage Loans that may be required by any applicable regulator.

     Section  2.06.     Transfer  of  Mortgage  Loans.
                        -----------------------------

     The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Company in accordance with this Section 2.06 and the books and records of the Company show such person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that the transferee will not be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer in an Assignment and Assumption of this Agreement substantially in the form of Exhibit D hereto executed by the transferee shall have been delivered to the Company. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and the previous Purchaser shall be released from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

     Section  2.07     Delivery  of  Mortgage  Loan  Documents.
                       ---------------------------------------

     The Company shall deliver and release to the Purchaser or its designee the Mortgage Loan Documents in accordance with the terms of this Agreement and the related Term Sheet. The documents enumerated as items (1), (2), (3), (4), (5),
(6), (7), (8), (9) and (16) in Exhibit A hereto shall be delivered by the Company to the Purchaser or its designee no later than three (3) Business Days prior to the related Closing Date pursuant to a bailee letter agreement. All other documents in Exhibit A hereto, together with all other documents executed in connection with the Mortgage Loan that Company may have in its possession, shall be retained by the Company in trust for the Purchaser. If the Company cannot deliver the original recorded Mortgage Loan Documents or the original policy of title insurance, including riders and endorsements thereto, on the related Closing Date, the Company shall, promptly upon receipt thereof and in any case not later than 120 days from the related Closing Date, deliver such original documents, including original recorded documents, to the Purchaser or its designee (unless the Company is delayed in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office). If delivery is not completed within 120 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, Company shall deliver such document to Purchaser, or its designee, within such time period as specified in a Company's Officer's Certificate. In the event that documents have not been received by the date specified in the Company's Officer's Certificate, a subsequent Company's Officer's Certificate shall be delivered by such date specified in the prior Company's Officer's Certificate, stating a revised date for receipt of documentation. The procedure shall be repeated until the documents have been received and delivered. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Company shall continue to use its best efforts to effect delivery as soon as possible thereafter, provided that if such documents are not delivered by the 270th day from the date of the related Closing Date, the Company shall repurchase the related Mortgage Loans at the Repurchase Price in accordance with Section 3.03 hereof.

     The Company shall pay all initial recording fees, if any, for the assignments of mortgage and any other fees in connection with the transfer of all original documents to the Purchaser or its designee. Company shall prepare, in recordable form, all assignments of mortgage necessary to assign the Mortgage Loans to Purchaser, or its designee. Company shall be responsible for recording the assignments of mortgage.

     Company shall provide an original or duplicate original of the title insurance policy to Purchaser or its designee within ninety (90) days of the receipt of the recorded documents (required for issuance of such policy) from the applicable recording office.

     Any review by the Purchaser, or its designee, of the Mortgage Files shall in no way alter or reduce the Company's obligations hereunder.

     If the Purchaser or its designee discovers any defect with respect to a Mortgage File, the Purchaser shall, or shall cause its designee to, give written specification of such defect to the Company which may be given in the exception report or the certification delivered pursuant to this Section 2.07, or otherwise in writing and the Company shall cure or repurchase such Mortgage Loan in accordance with Section 3.03.

     The Company shall forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution; provided, however, that the Company shall provide the Purchaser, or its designee, with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty (60) days of its submission for recordation.

     From time to time the Company may have a need for Mortgage Loan Documents to be released from Purchaser, or its designee. Purchaser shall, or shall cause its designee, upon the written request of the Company, within ten (10) Business Days, deliver to the Company, any requested documentation previously delivered to Purchaser as part of the Mortgage File, provided that such documentation is promptly returned to Purchaser, or its designee, when the Company no longer requires possession of the document, and provided that during the time that any such documentation is held by the Company, such possession is in trust for the benefit of Purchaser. Company shall indemnify Purchaser, and its designee, from and against any and all losses, claims, damages, penalties, fines, forfeitures, costs and expenses (including court costs and reasonable attorney's fees) resulting from or related to the loss, damage, or misplacement of any documentation delivered to Company pursuant to this paragraph.

     Section  2.08     Quality  Control  Procedures.
                       ----------------------------

     The Company must have an internal quality control program that verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. The program must be capable of evaluating and monitoring the overall quality of its loan production and servicing activities. The program is to ensure that the Mortgage Loans are originated and serviced in accordance with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.

     Section  2.09  Near-term  Principal Prepayments; Near Term Payment Defaults
                  --------------------------------------------------------------

     In the event any Principal Prepayment is made by a Mortgagor on or prior to three months after the related Closing Date], the Company shall remit to the Purchaser an amount equal to the excess, if any, of the Purchase Price Percentage over par multiplied by the amount of such Principal Prepayment. Such remittance shall be made by the Company to Purchaser no later than the third Business Day following receipt of such Principal Prepayment by the Company.

     In the event either of the first three (3) scheduled Monthly Payments which are due under any Mortgage Loan after the related Cut-off Date are not made during the month in which such Monthly Payments are due, then not later than five (5) Business Days after notice to the Company by Purchaser (and at Purchaser's sole option), the Company, shall repurchase such Mortgage Loan from the Purchaser pursuant to the repurchase provisions contained in this Subsection 3.03.


     Section  2.10     Modification  of  Obligations.
                       ------------------------------

     Purchaser may, without any notice to Company, extend, compromise, renew, release, change, modify, adjust or alter, by operation of law or otherwise, any of the obligations of the Mortgagors or other persons obligated under a Mortgage Loan without releasing or otherwise affecting the obligations of Company under this Agreement, or with respect to such Mortgage Loan, except to the extent Purchaser's extension, compromise, release, change, modification, adjustment, or alteration affects Company's ability to collect the Mortgage Loan or realize on the security of the Mortgage, but then only to the extent such action has such effect.

                                   ARTICLE III

                        REPRESENTATIONS AND WARRANTIES OF
                        ---------------------------------
                THE COMPANY; REPURCHASE; REVIEW OF MORTGAGE LOANS
                -------------------------------------------------

     Section  3.01     Representations  and  Warranties  of  the  Company.
                       ---------------------------------------------------

     The Company represents, warrants and covenants to the Purchaser that, as of the related Closing Date or as of such date specifically provided herein:

     (a) The Company is a corporation, duly organized, validly existing and in good standing under the laws of the State of New York and has all licenses necessary to carry out its business as now being conducted, and is licensed and qualified to transact business in and is in good standing under the laws of each state in which any Mortgaged Property is located or is otherwise exempt under applicable law from such licensing or qualification or is otherwise not required under applicable law to effect such licensing or qualification and no demand for such licensing or qualification has been made upon such Company by any such state, and in any event such Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

     (b) The Company has the full power and authority and legal right to hold, transfer and convey each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet and any agreements contemplated hereby, has duly executed and delivered this Agreement and the related Term Sheet, and any agreements contemplated hereby, and this Agreement and the related Term Sheet and each Assignment to the Purchaser and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Company, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Company to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Company in accordance with their terms;

     (c)  Neither  the  execution and delivery of this Agreement and the related
Term Sheet, nor the origination or purchase of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Company's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Company or its properties are subject, or impair the ability of the Purchaser to realize on the Mortgage Loans.

     (d) There is no litigation, suit, proceeding or investigation pending or, to the best of Company's knowledge, threatened, or any order or decree outstanding, with respect to the Company which, either in any one instance or in the aggregate, is reasonably likely to have a material adverse effect on the sale of the Mortgage Loans, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Company.

     (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the related Term Sheet, or the sale of the Mortgage Loans and delivery of the Mortgage Files to the Purchaser or the consummation of the transactions contemplated by this Agreement or the related Term Sheet, except for consents, approvals, authorizations and orders which have been obtained;

     (f) The consummation of the transactions contemplated by this Agreement or the related Term Sheet is in the ordinary course of business of the Company and Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement or the related Term Sheet are not subject to bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

     (g) The origination and servicing practices used by the Company and any prior originator or servicer with respect to each Mortgage Note and Mortgage have been legal and in accordance with applicable laws and regulations and the Mortgage Loan Documents, and in all material respects proper and prudent in the mortgage origination and servicing business. Each Mortgage Loan has been serviced in all material respects with Accepted Servicing Practices. With respect to escrow deposits and payments that the Company, on behalf of an investor, is entitled to collect, all such payments are in the possession of, or under the control of, the Company, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;

     (h) The Company used no selection procedures that identified the Mortgage Loans as being less desirable or valuable than other comparable mortgage loans in the Company's portfolio at the related Cut-off Date;

     (i) The Company will treat the sale of the Mortgage Loans to the Purchaser as a sale for reporting and accounting purposes and, to the extent appropriate, for federal income tax purposes;

     (j) Company is an approved seller/servicer of residential mortgage loans for Fannie Mae, FHLMC and HUD, with such facilities, procedures and personnel necessary for the sound servicing of such mortgage loans. The Company is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, if applicable, meets the minimum capital requirements set forth by the OCC, and is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae and FHLMC and no event has occurred which would make Company unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC;

     (k) The Company does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every covenant contained in this Agreement or the related Term Sheet. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of the Company's creditors;

     (l) No statement, tape, diskette, form, report or other document prepared by, or on behalf of, Company pursuant to this Agreement or the related Term Sheet or in connection with the transactions contemplated hereby, contains or will contain any statement that is or will be inaccurate or misleading in any material respect;

     (m) The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement. In the opinion of Company, the consideration received by Company upon the sale of the Mortgage Loans to Purchaser under this Agreement and the related Term Sheet constitutes fair consideration for the Mortgage Loans under current market conditions.

     (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the business, operations, financial condition, properties or assets of the Company since the date of the Company's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement;

     (o) The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans;

     Section  3.02     Representations  and Warranties as to Individual Mortgage
                       ---------------------------------------------------------
Loans.
-----

     References in this Section to percentages of Mortgage Loans refer in each case to the percentage of the aggregate Stated Principal Balance of the Mortgage Loans as of the related Cut-off Date, based on the outstanding Stated Principal Balances of the Mortgage Loans as of the related Cut-off Date, and giving effect to scheduled Monthly Payments due on or prior to the related Cut-off Date, whether or not received. References to percentages of Mortgaged Properties refer, in each case, to the percentages of expected aggregate Stated Principal Balances of the related Mortgage Loans (determined as described in the preceding sentence). The Company hereby represents and warrants to the Purchaser, as to each Mortgage Loan, as of the related Closing Date as follows:

     (a) The information set forth in the Mortgage Loan Schedule attached to the related Term Sheet is true, complete and correct in all material respects as of the related Cut-Off Date;

     (b) The Mortgage creates a valid, subsisting and enforceable first lien or a first priority ownership interest in an estate in fee simple in real property securing the related Mortgage Note subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors;

     (c) All payments due prior to the related Cut-off Date for such Mortgage Loan have been made as of the related Closing Date; the Mortgage Loan has not been dishonored; there are no material defaults under the terms of the Mortgage Loan; the Company has not advanced its own funds, or induced, solicited or knowingly received any advance of funds from a party other than the owner of the Mortgaged Property subject to the Mortgage, directly or indirectly, for the payment of any amount required by the Mortgage Loan. As of the related Closing Date, all of the Mortgage Loans will have an actual interest paid to date of their related Cut-off Date(or later) and will be due for the scheduled monthly payment next succeeding the Cut-off Date (or later), as evidenced by a posting to Company's servicing collection system. No payment under any Mortgage Loan is delinquent as of the related Closing Date nor has any scheduled payment been delinquent at any time during the twelve (12) months prior to the month of the related Closing Date. For purposes of this paragraph, a Mortgage Loan will be deemed delinquent if any payment due thereunder was not paid by the Mortgagor in the month such payment was due;

     (d) There are no defaults by Company in complying with the terms of the Mortgage, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable;

     (e) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded to the extent any such recordation is required by law, or, necessary to protect the interest of the Purchaser. No instrument of waiver, alteration or modification has been executed except in connection with a modification agreement and which modification agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule, and no Mortgagor has been released, in whole or in part, from the terms thereof except in connection with an assumption agreement and which assumption agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule; the substance of any such waiver, alteration or modification has been approved by the issuer of any related Primary Mortgage Insurance Policy and title insurance policy, to the extent required by the related policies;

     (f) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render the Mortgage Note or Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and as of the related Closing Date the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding;

     (g) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by a Qualified Insurer, against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae or FHLMC Guide, as well as all additional requirements set forth in
Section 4.10 of this Agreement. All such standard hazard policies are in full force and effect and contain a standard mortgagee clause naming the Company and its successors in interest and assigns as loss payee and such clause is still in effect and all premiums due thereon have been paid. If required by the Flood Disaster Protection Act of 1973, as amended, the Mortgage Loan is covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration which policy conforms to Fannie Mae or FHLMC requirements, as well as all additional requirements set forth in Section 4.10 of this Agreement. Such policy was issued by a Qualified Insurer. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefor from the Mortgagor. Neither the Company (nor any prior originator or servicer of any of the Mortgage Loans) nor any Mortgagor has engaged in any act or omission which has impaired or would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either;

     (h) Any and all requirements of any federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit protection, equal credit opportunity or disclosure laws applicable to the Mortgage Loan have been complied with in all material respects. None of the Mortgage Loans are (a) loans subject to 12 CFR Part 226.31, 12 CFR Part 226.32 or 12 CFR Part 226.34 of Regulation Z, the regulation implementing TILA, which implements the Home Ownership and Equity Protection Act of 1994, as amended or (b) classified and/or defined as a "high cost", "covered", or "predatory" loan under any other state, federal or local law or regulation or ordinance, including, but not limited to, the States of Georgia and North Carolina and the City of New York. The Company maintains, and shall maintain, evidence of such compliance as required by applicable law or regulation and shall make such evidence available for inspection at the Company's office during normal business hours upon reasonable advance notice;

     (i) The Mortgage has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

     (j) The Mortgage is a valid, subsisting, enforceable and perfected first lien on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems affixed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing securing the Mortgage Note's original principal balance subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors. The Mortgage and the Mortgage Note do not contain any evidence of any security interest or other interest or right thereto. Such lien is free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage subject only to (1) the lien of non-delinquent current real property taxes and assessments not yet due and payable, (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording which are acceptable to mortgage lending institutions generally and either (A) which are referred to in the lender's title insurance policy delivered to the originator or otherwise considered in the appraisal made for the originator of the Mortgage Loan, or (B) which do not adversely affect the residential use or Appraised
Value of the Mortgaged Property as set forth in such appraisal, and (3) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting, enforceable and perfected first lien and first priority security interest on the property described therein, and the Company has the full right to sell and assign the same to the Purchaser;

     (k) The Mortgage Note and the related Mortgage are original and genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors, and the Company has taken all action necessary to transfer such rights of enforceability to the Purchaser. All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage. The Mortgage Loan Documents are on forms acceptable to Fannie Mae and FHLMC. The Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to a Mortgage Loan has taken place on the part of Company or the Mortgagor, or on the part of any other party involved in the origination or servicing of the Mortgage Loan. The proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvements and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

     (l) The Company is the sole owner and holder of the Mortgage Loan and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loan to the Purchaser, the Company will retain the Mortgage File or any part thereof with respect thereto not delivered to the Purchaser or the Purchaser's designee in trust only for the purpose of servicing and supervising the servicing of the Mortgage Loan. Immediately prior to the transfer and assignment to the Purchaser, the Mortgage Loan, including the Mortgage Note and the Mortgage, were not subject to an assignment, sale or pledge to any person other than Purchaser, and the Company had good and marketable title to and was the sole owner thereof and had full right to transfer and sell the Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, charge, claim or security interest and has the full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign the Mortgage Loan pursuant to this Agreement and following the sale of the Mortgage Loan, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Company intends to relinquish all rights to possess, control and monitor the Mortgage Loan, except for the purposes of servicing the Mortgage Loan as set forth in this Agreement. After the related Closing Date, the Company will not have any right to modify or alter the terms of the sale of the Mortgage Loan and the Company will not have any obligation or right to repurchase the Mortgage Loan or substitute another Mortgage Loan, except as provided in this Agreement, or as otherwise agreed to by the Company and the Purchaser;

     (m) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy or insurance acceptable to Fannie Mae or FHLMC (including adjustable rate endorsements), issued by a title insurer acceptable to Fannie Mae or FHLMC and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (j)(1), (2) and (3) above) the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly
Payment. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. The Company, its successors and assigns, is the sole insured of such lender's title insurance policy, such title insurance policy has been duly and validly endorsed to the Purchaser or the assignment to the Purchaser of the Company's interest therein does not require the consent of or notification to the insurer and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder or servicer of the related Mortgage, including the Company, nor any Mortgagor, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;

     (n) There is no default, breach, violation or event of acceleration existing under the Mortgage or the related Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration; and neither the Company, nor any prior mortgagee has waived any default, breach, violation or event permitting acceleration;

     (o) There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to or equal to the lien of the related Mortgage;

     (p) All improvements subject to the Mortgage which were considered in determining the appraised value of the Mortgaged Property lie wholly within the boundaries and building restriction lines of the Mortgaged Property (and wholly within the project with respect to a condominium unit) and no improvements on adjoining properties encroach upon the Mortgaged Property except those which are insured against by the title insurance policy referred to in clause (m) above and all improvements on the property comply with all applicable zoning and subdivision laws and ordinances;

     (q) Each Mortgage Loan was originated by or for the Company pursuant to, and conforms with, the Company's underwriting guidelines attached as Exhibit H hereto. The Mortgage Loan bears interest at an adjustable rate (if applicable) as set forth in the related Mortgage Loan Schedule, and Monthly Payments under the Mortgage Note are due and payable on the first day of each month. The Mortgage contains the usual and enforceable provisions of the Company at the time of origination for the acceleration of the payment of the unpaid principal amount of the Mortgage Loan if the related Mortgaged Property is sold without the prior consent of the mortgagee thereunder;

     (r) The Mortgaged Property is not subject to any material damage. At origination of the Mortgage Loan there was not, since origination of the Mortgage Loan there has not been, and there currently is no proceeding pending for the total or partial condemnation of the Mortgaged Property. The Company has not received notification that any such proceedings are scheduled to commence at a future date;

     (s) The related Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (1) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (2) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

     (t) If the Mortgage constitutes a deed of trust, a trustee, authorized and duly qualified if required under applicable law to act as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses, except as may be required by local law, are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale or attempted sale after default by the Mortgagor;

     (u) The Mortgage File contains an appraisal of the related Mortgaged Property signed prior to the final approval of the mortgage loan application by a Qualified Appraiser, approved by the Company, who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae or FHLMC and Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated. The appraisal is in a form acceptable to Fannie Mae or FHLMC;

     (v) All parties which have had any interest in the Mortgage, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (A) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (B) (1) organized under the laws of such state, or (2) qualified to do business in such state, or (3) federal savings and loan associations or national banks or a Federal Home Loan Bank or savings bank having principal offices in such state, or (4) not doing business in such state;

     (w) The related Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to above and such collateral does not serve as security for any other obligation;

     (x) The Mortgagor has received and has executed, where applicable, all disclosure materials required by applicable law with respect to the making of such mortgage loans;

     (y) The Mortgage Loan does not contain balloon or "graduated payment" features; No Mortgage Loan is subject to a buydown agreement or contains any buydown provision;

     (z) The Mortgagor is not in bankruptcy and, the Mortgagor is not insolvent and the Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or materially adversely affect the value or marketability of the Mortgage Loan;

     (aa) Each Mortgage Loan bears interest based upon a thirty (30) day month and a three hundred and sixty (360) day year. The Mortgage Loans have an original term to maturity of not more than thirty (30) years, with interest payable in arrears on the first day of each month. As to each adjustable rate Mortgage Loan, on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index, plus the applicable Margin; provided, that the Mortgage Interest Rate, on each applicable Adjustment Date, will not increase by more than the Initial Rate Cap or Periodic Rate Cap, as applicable. Over the term of each adjustable rate Mortgage Loan, the Mortgage Interest Rate will not exceed such Mortgage Loan's Lifetime Rate Cap. None of the Mortgage Loans are "interest-only" Mortgage Loans or "negative amortization" Mortgage Loans. With respect to each adjustable rate Mortgage Loan, each Mort-gage Note requires a monthly payment which is suffi-cient (a) during the period prior to the first adjust-ment to the Mortgage Interest Rate, to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate, and (b) during the period following each Adjust-ment Date, to fully amortize the outstanding principal balance as of the first day of such period over the then remaining term of such Mortgage Note and to pay interest at the related Mortgage Interest Rate. With respect to each adjustable rate Mortgage Loan, the Mortgage Note provides that when the Mortgage Interest Rate changes on an Adjustment Date, the then outstanding principal balance will be reamortized over the remaining life of the Mortgage Loan. No Mortgage Loan contains terms or provi-sions which would result in negative amortization. None of the Mortgage Loans contain a conversion feature which would cause the Mortgage Loan interest rate to convert to a fixed interest rate. None of the Mortgage Loans are considered agricultural loans;

     (bb)  (INTENTIONALLY  LEFT  BLANK)

     (cc)  (INTENTIONALLY  LEFT  BLANK)

     (dd)  (INTENTIONALLY  LEFT  BLANK)

     (ee)  (INTENTIONALLY  LEFT  BLANK)

     (ff)  (INTENTIONALLY  LEFT  BLANK)

     (gg)  (INTENTIONALLY  LEFT  BLANK)

     (hh) In the event the Mortgage Loan had an LTV at origination greater than 80.00%, the excess of the principal balance of the Mortgage Loan over 75.0% of the Appraised Value of the Mortgaged Property with respect to a Refinanced Mortgage Loan, or the lesser of the Appraised Value or the purchase price of the Mortgaged Property with respect to a purchase money Mortgage Loan was insured as to payment defaults by a Primary Mortgage Insurance Policy issued by a Qualified Insurer. No Mortgage Loan has an LTV over 95%. All provisions of such Primary Mortgage Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain the Primary Mortgage Insurance Policy, subject to state and federal law, and to pay all premiums and charges in connection therewith. No action has been taken or failed to be taken, on or prior to the Closing Date which has resulted or will result in an exclusion from, denial of, or defense to coverage under any Primary Mortgage Insurance Policy (including, without limitation, any exclusions, denials or defenses which would limit or reduce the availability of the timely payment of the full amount of the loss otherwise due thereunder to the insured) whether arising out of actions, representations, errors, omissions, negligence, or fraud of the Company or the Mortgagor, or for any other reason under such coverage; The mortgage interest rate for the Mortgage Loan as set forth on the related Mortgage Loan
Schedule is net of any such insurance premium. None of the Mortgage Loans are subject to "lender-paid" mortgage insurance;

     (ii) The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

     (jj) None of the Mortgage Loans are secured by an interest in a leasehold estate. The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a single parcel of real property with a detached single family residence erected thereon, or a townhouse, or a two-to four-family dwelling, or an individual condominium unit in a condominium project, or an individual unit in a planned unit development or a de minimis planned unit development, provided, however, that no residence or dwelling is a single parcel of real property with a manufactured home not affixed to a permanent foundation, or a mobile home. Any condominium unit or planned unit development conforms with the Company's underwriting guidelines. As of the date of origination, no portion of any Mortgaged Property was used for commercial purposes, and since the Origination Date, no portion of any Mortgaged Property has been, or currently is, used for commercial purposes;

     (kk) Payments on the Mortgage Loan commenced no more than sixty (60) days after the funds were disbursed in connection with the Mortgage Loan. The Mortgage Note is payable on the first day of each month in monthly installments of principal and interest, which installments are subject to change due to the adjustments to the Mortgage Interest Rate on each Adjustment Date, with interest calculated and payable in arrears. Each of the Mortgage Loans will amortize fully by the stated maturity date, over an original term of not more than thirty years from commencement of amortization;

     (ll) As of the Closing Date of the Mortgage Loan, the Mortgage Property was lawfully occupied under applicable law, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

     (mm) There is no pending action or proceeding directly involving the Mortgaged Property in which compliance with any environmental law, rule or regulation is an issue; there is no violation of any environmental law, rule or regulation with respect to the Mortgaged Property; and the Company has not received any notice of any environmental hazard on the Mortgaged Property and nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

     (nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

     (oo) No Mortgage Loan is a construction or rehabilitation Mortgage Loan or was made to facilitate the trade-in or exchange of a Mortgaged Property;

     (pp)     The  Mortgagor  for  each  Mortgage  Loan  is  a  natural  person;

     (qq)     None  of  the  Mortgage  Loans  are  Co-op  Loans;

     (rr) With respect to each Mortgage Loan that has a prepayment penalty feature, each such prepayment penalty is enforceable and will be enforced by the Company and each prepayment penalty is permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth on the Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment penalty, such prepayment penalty is at least equal to the lesser of (A) the maximum amount permitted under applicable law and
(B) six months interest at the related Mortgage Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan;

     (ss) With respect to each Mortgage Loan either (i) the fair market value of the Mortgaged Property securing such Mortgage Loan was at least equal to 80 percent of the original principal balance of such Mortgage Loan at the time such Mortgage Loan was originated or (ii) (a) the Mortgage Loan is only secured by the Mortgage Property and (b) substantially all of the proceeds of such Mortgage Loan were used to acquire or to improve or protect the Mortgage Property. For the purposes of the preceding sentence, if the Mortgage Loan has been significantly modified other than as a result of a default or a reasonable foreseeable default, the modified Mortgage Loan will be viewed as having been originated on the date of the modification;

     (tt) The Mortgage Loan was originated by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to sections 203 and 211 of the National Housing Act, a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or similar institution which is supervised and examined by a federal or state authority;

     (uu) None of the Mortgage Loans are simple interest Mortgage Loans and none of the Mortgaged Properties are timeshares;

     (vv) All of the terms of the Mortgage pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance are enforceable, all such adjustments have been properly made, including the mailing of required notices, and such adjustments do not and will not affect the priority of the Mortgage lien. With respect to each Mortgage Loan which has passed its initial Adjustment Date, Company has performed an audit of the Mortgage Loan to determine whether all interest rate adjustments have been made in accordance with the terms of the Mortgage Note and Mortgage; and

     (ww) Each Mortgage Note, each Mortgage, each Assignment and any other documents required pursuant to this Agreement to be delivered to the Purchaser or its designee, or its assignee for each Mortgage Loan, have been, on or before the related Closing Date, delivered to the Purchaser or its designee, or its assignee.

     Section  3.03     Repurchase;  Substitution.
                       -------------------------

     It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans and delivery of the Mortgage Loan Documents to the Purchaser, or its designee, and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination, or lack of examination, of any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser in any Mortgage Loan, the party discovering such breach shall give prompt written notice to the other. The Company shall have a period of sixty (60) days from the earlier of its discovery or its receipt of notice of any such breach within which to correct or cure such breach. The Company hereby covenants and agrees that if any such breach is not corrected or cured within such sixty day period, the Company shall, at the Purchaser's option and not later than ninety (90) days of its discovery or its receipt of notice of such breach, repurchase such Mortgage Loan at the Repurchase Price or, with the Purchaser's prior consent and at Purchaser's sole option, substitute a Mortgage Loan as provided below. In the event that any such breach shall involve any representation or warranty set forth in Section 3.01, and such breach is not cured within sixty (60) days of the earlier of either discovery by or notice to the Company of such breach, all Mortgage Loans shall, at the option of the Purchaser, be repurchased by the Company at the Repurchase Price. Any such repurchase shall be accomplished by wire transfer of immediately available funds to Purchaser in the amount of the Repurchase Price.

     If the Company is required to repurchase any Mortgage Loan pursuant to this
Section 3.03, the Company may, with the Purchaser's prior consent and at Purchaser's sole option, within ninety (90) days from the related Closing Date, remove such defective Mortgage Loan from the terms of this Agreement and substitute another mortgage loan for such defective Mortgage Loan, in lieu of repurchasing such defective Mortgage Loan. Any substitute Mortgage Loan is subject to Purchaser acceptability. Any substituted Loans will comply with the representations and warranties set forth in this Agreement as of the substitution date

     The Company shall amend the related Mortgage Loan Schedule to reflect the withdrawal of the removed Mortgage Loan from this Agreement and the substitution of such substitute Mortgage Loan therefor. Upon such amendment, the Purchaser shall review the Mortgage File delivered to it relating to the substitute Mortgage Loan. In the event of such a substitution, accrued interest on the substitute Mortgage Loan for the month in which the substitution occurs and any Principal Prepayments made thereon during such month shall be the property of the Purchaser and accrued interest for such month on the Mortgage Loan for which the substitution is made and any Principal Prepayments made thereon during such month shall be the property of the Company. The principal payment on a substitute Mortgage Loan due on the Due Date in the month of substitution shall be the property of the Company and the principal payment on the Mortgage Loan for which the substitution is made due on such date shall be the property of the Purchaser.

     For any month in which the Company is permitted to substitute one or more substitute Mortgage Loans, the Company will determine the amount (if any) by which the aggregate Stated Principal Balance (after application of the principal portion of all scheduled payments due in the month of substitution) of all the substitute Mortgage Loans in the month of substitution is less then the aggregate Stated Principal Balance (after application of the principal portion of the scheduled payment due in the month of substitution) of the such replaced Mortgage Loan. An amount equal to the aggregate of such deficiencies described in the preceding sentence for any Remittance Date shall be deposited into the Custodial Account by the Company on the related Determination Date in the month following the calendar month during which the substitution occurred.

     It is understood and agreed that the obligation of the Company set forth in this Section 3.03 to cure, repurchase or substitute for a defective Mortgage Loan, and to indemnify Purchaser pursuant to Section 8.01, constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties. If the Company fails to repurchase or substitute for a defective Mortgage Loan in accordance with this Section 3.03, or fails to cure a defective Mortgage Loan to Purchaser's reasonable satisfaction in accordance with this Section 3.03, or to indemnify Purchaser pursuant to Section 8.01, that failure shall be an Event of Default and the Purchaser shall be entitled to pursue all remedies available in this Agreement as a result thereof. No provision of this paragraph shall affect the rights of the Purchaser to terminate this Agreement for cause, as set forth in Sections 10.01 and 11.01.

     Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and 3.02 shall accrue as to any Mortgage Loan upon (i) the earlier of discovery of such breach by the Company or notice thereof by the Purchaser to the Company, (ii) failure by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

     In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, with respect to any Mortgage Loan that is not in default or as to which no default is imminent, no substitution pursuant to Subsection 3.03 shall be made after the applicable REMIC's "start up day" (as defined in Section 860G(a) (9) of the Code), unless the Company has obtained an Opinion of Counsel to the effect that such substitution will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defined in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REMIC at any time.

     Section  3.04     Representations  and  Warranties  of  the  Purchaser.
                       -----------------------------------------------------

     The Purchaser represents, warrants and convenants to the Company that, as of the related Closing Date or as of such date specifically provided herein:

     (a) The Purchaser is a corporation, dully organized validly existing and in good standing under the laws of the State of Delaware and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise except or not required under applicable law to effect such qualification or license;

     (b) The Purchaser has full power and authority to hold each Mortgage Loan, to purchase each Mortgage Loan pursuant to this Agreement and the related Term Sheet and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet, has duly executed and delivered this Agreement and the related Term Sheet;

     (c) None of the execution and delivery of this Agreement and the related Term Sheet, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Purchaser's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject;

     (d) There is no litigation pending or to the best of the Purchaser's knowledge, threatened with respect to the Purchaser which is reasonably likely to have a material adverse effect on the purchase of the related Mortgage Loans, the execution, delivery or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Purchaser;

     (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement and the related Term Sheet, the purchase of the Mortgage Loans or the consummation of the transactions contemplated by this Agreement and the related Term Sheet except for consents, approvals, authorizations and orders which have been obtained;

     (f) The consummation of the transactions contemplated by this Agreement and the related Term Sheet is in the ordinary course of business of the Purchaser;

     (h) The Purchaser will treat the purchase of the Mortgage Loans from the Company as a purchase for reporting, tax and accounting purposes; and

     (i) The Purchaser does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every of its covenants contained in this Agreement and the related Term Sheet.

     The Purchaser shall indemnify the Company and hold it harmless against any claims, proceedings, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from a breach by the Purchaser of the representations and warranties contained in this Section 3.04. It is understood and agreed that the obligations of the Purchaser set forth in this Section 3.04 to indemnify the Seller as provided herein constitute the sole remedies of the Seller respecting a breach of the foregoing representations and warranties.


(page)
                                   ARTICLE IV

                 ADMINISTRATION AND SERVICING OF MORTGAGE LOANS
                 ----------------------------------------------

     Section  4.01     Company  to  Act  as  Servicer.
                       ------------------------------

     The Company, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with this Agreement and the related Term Sheet and with Accepted Servicing Practices, and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Company may deem necessary or desirable and consistent with the terms of this Agreement and the related Term Sheet and with Accepted Servicing Practices and exercise the same care that it customarily employs for its own account. Except as set forth in this Agreement and the related Term Sheet, the Company shall service the Mortgage Loans in strict compliance with the servicing provisions of the Fannie Mae Guides (special servicing option), which include, but are not limited to, provisions regarding the liquidation of Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of mortgage impairment insurance, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies, insurance claims, the title, management and disposition of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Files, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and the related Term Sheet and any of the servicing provisions of the Fannie Mae Guides, the provisions of this Agreement and the related Term Sheet shall control and be binding upon the Purchaser and the Company.

     Consistent with the terms of this Agreement and the related Term Sheet, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that unless the Company has obtained the prior written consent of the Purchaser, the Company shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer for more than ninety days or forgive any payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the Purchaser and which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section 4.05. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. Notwithstanding anything herein to the contrary, the Company may not enter into a forbearance agreement or similar arrangement with respect to any Mortgage Loan which runs more than 180 days after the first delinquent Due Date. Any such agreement shall be approved by Purchaser and, if required, by the Primary Mortgage Insurance Policy insurer, if required.

     Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Pass-Through Transfer, the Company (a) with respect to such Mortgage Loan, shall not permit any modification with respect to such Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to such Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of such Mortgage Loan that would both (i) effect an exchange or reissuance of such Mortgage Loan under
Section  1001  of  the Code (or Treasury regulations promulgated thereunder) and
(ii) cause any REMIC to fail to qualify as a REMIC under the Code or the imposition of any tax on "prohibited transactions" or "contributions" after the startup date under the REMIC Provisions.

     Prior to taking any action with respect to the Mortgage Loans subject to a Pass-Through Transfer, which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel acceptable to the trustee in such Pass-Through Transfer with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code)(either such event, an "Adverse REMIC Event"), and the Company shall not take any such actions as to which it has been advised that an Adverse REMIC Event could occur.

     The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Company shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code.

     In servicing and administering the Mortgage Loans, the Company shall employ Accepted Servicing Practices, giving due consideration to the Purchaser's reliance on the Company. Unless a different time period is stated in this Agreement or the related Term Sheet, Purchaser shall be deemed to have given consent in connection with a particular matter if Purchaser does not affirmatively grant or deny consent within five (5) Business Days from the date Purchaser receives a second written request for consent for such matter from Company as servicer.

     The Mortgage Loans may be subserviced by a Subservicer on behalf of the Company provided that the Subservicer is an entity that engages in the business of servicing loans, and in either case shall be authorized to transact business, and licensed to service mortgage loans, in the state or states where the related Mortgaged Properties it is to service are situated, if and to the extent required by applicable law to enable the Subservicer to perform its obligations hereunder and under the Subservicing Agreement, and in either case shall be a FHLMC or Fannie Mae approved mortgage servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Fannie Mae or FHLMC, or which would require notification to Fannie Mae or FHLMC. In addition, each Subservicer will obtain and preserve its qualifications to do business as a foreign corporation and its licenses to service mortgage loans, in each jurisdiction in which such qualifications and/or licenses are or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform or cause to be performed its duties under the related Subservicing Agreement. The Company may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Company of the Subservicer shall not release the Company from any of its obligations hereunder and the Company shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Company shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee. Company shall notify Purchaser promptly in writing upon the appointment of any Subservicer.

     At the cost and expense of the Company, without any right of reimbursement from the Custodial Account, the Company shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 4.13, 8.04, 9.01 or 10.01 and if requested to do so by the Purchaser, the Company shall at its own cost and expense terminate the rights and responsibilities of the Subservicer effective as of the date of termination of the Company. The Company shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Company's own funds without reimbursement from the Purchaser.

     Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Company and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Company shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Company shall be entitled to enter into an agreement with the Subservicer for indemnification of the Company by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification. The Company will indemnify and hold Purchaser harmless from any loss, liability or expense arising out of its use of a Subservicer to perform any of its servicing duties, responsibilities and obligations hereunder.

     Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Company alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Company pursuant to this Agreement, the Company shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

     Section  4.02     Collection  of  Mortgage  Loan  Payments.
                       ----------------------------------------

     Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Company will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement, Accepted Servicing Practices, and the terms and provisions of any related Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Company will take special care in ascertaining and estimating annual escrow payments, and all other charges that, as provided in the Mortgage, will become due and payable, so that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

     In no event will the Company waive its right to any prepayment penalty or premium without the prior written consent of Purchaser and Company will use diligent efforts to collect same when due except as otherwise provided in the prepayment penalty provisions provided in the Mortgage Loan Documents.

     Section  4.03     Realization  Upon  Defaulted  Mortgage
                       --------------------------------------

     The Company shall use its best efforts, consistent with the procedures that the Company would use in servicing loans for its own account, consistent with Accepted Servicing Practices, any Primary Mortgage Insurance Policies and the best interest of Purchaser, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to Section 4.01. Foreclosure or comparable proceedings shall be initiated within ninety (90) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. The Company shall use its best efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Purchaser, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which a Mortgaged Property shall have suffered damage, the Company shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Purchaser after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Company through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in
Section 4.05. Company shall obtain prior approval of Purchaser as to repair or restoration expenses in excess of ten thousand dollars ($10,000). The Company shall notify the Purchaser in writing of the commencement of foreclosure proceedings and not less than 5 days prior to the acceptance or rejection of any offer of reinstatement. The Company shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Company shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property.

     Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any Mortgage Loan which becomes ninety (90) days or greater delinquent in payment of a scheduled Monthly Payment, without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed Monthly Advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such delinquent Mortgage Loan notwithstanding anything to the contrary set forth in
Section  4.05.  In  the event of any such termination, the provisions of Section
11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such delinquent Mortgage Loan to the Purchaser or its designee.

     In the event that a Mortgage Loan becomes part of a REMIC, and becomes REO Property, such property shall be disposed of by the Company, with the consent of Purchaser as required pursuant to this Agreement, before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Company provides to the trustee under such REMIC an opinion of counsel to the effect that the holding of such REO Property subsequent to the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, will not result in the imposition of taxes on "prohibited transactions" as defined in Section 860F of the Code, or cause the transaction to fail to qualify as a REMIC at any time that certificates are outstanding. Company shall manage, conserve, protect and operate each such REO Property for the certificateholders solely for the purpose of its prompt disposition and sale in a manner which does not cause such property to fail to qualify as "foreclosure property" within the meaning of Section 860F(a)(2)(E) of the Code, or any "net income from foreclosure property" which is subject to taxation under the REMIC provisions of the Code. Pursuant to its efforts to sell such property, the Company shall either itself or through an agent selected by Company, protect and conserve such property in the same manner and to such an extent as is customary in the locality where such property is located. Additionally, Company shall perform the tax withholding and reporting related to Sections 1445 and 6050J of the Code.

     Section 4.04     Establishment of Custodial Accounts; Deposits in Custodial
                      ----------------------------------------------------------
Accounts.
--------

     The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. The Custodial Account shall be an Eligible Account. Funds shall be deposited in the Custodial Account within 24 hours of receipt, and shall at all times be insured by the FDIC up to the FDIC insurance limits, or must be invested in Permitted Investments for the benefit of the Purchaser. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section
4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon the request of any subsequent Purchaser.

     The Company shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the Cut-off Date, or received by it prior to the Cut-off Date but allocable to a period subsequent thereto, other than in respect of principal and interest on the Mortgage Loans due on or before the Cut-off Date:

     (i) all payments on account of principal, including Principal Prepayments, on the Mortgage Loans;

     (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

     (iii)     all  Liquidation  Proceeds;

     (iv) any amounts required to be deposited by the Company in connection with any REO Property pursuant to Section 4.13 and in connection therewith, the Company shall provide the Purchaser with written detail itemizing all of such amounts;

     (v) all Insurance Proceeds including amounts required to be deposited pursuant to Sections 4.08, 4.10 and 4.11, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices, the Mortgage Loan Documents or applicable law;

     (vi) all Condemnation Proceeds affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Accepted Servicing Practices, the loan documents or applicable law;

     (vii)     any  Monthly  Advances;

     (viii) with respect to each full or partial Principal Prepayment, any Prepayment Interest Shortfalls, to the extent of the Company's aggregate Servicing Fee received with respect to the related Prepayment Period;

     (ix)     any  amounts  required  to be deposited by the Company pursuant to
Section 4.10 in connection with the deductible clause in any blanket hazard insurance policy, such deposit shall be made from the Company's own funds, without reimbursement therefor; and

     (x) any amounts required to be deposited in the Custodial Account pursuant to Section 4.01, 4.13 or 6.02.

     The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to Section 4.05 (iv). The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Custodial Account.


     Section  4.05     Permitted  Withdrawals  From  the  Custodial  Account.
                       -----------------------------------------------------

     The Company may, from time to time, withdraw from the Custodial Account for the following purposes:

     (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

     (ii) to reimburse itself for Monthly Advances, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made, it being understood that, in the case of such reimbursement, the Company's right thereto shall be prior to the rights of the Purchaser, except that, where the Company is required to repurchase a Mortgage Loan, pursuant to Section 3.03, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such Section and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

     (iii) to reimburse itself for unreimbursed Servicing Advances and any unpaid Servicing Fees(or REO administration fees described in Section 4.13), the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related proceeds from Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds in accordance with the relevant provisions of the Fannie Mae Guides or as otherwise set forth in this Agreement; any recovery shall be made upon liquidation of the REO Property;

     (iv) to pay to itself as part of its servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date), and (b) the Servicing Fee from that portion of any payment or recovery as to interest with respect to a particular Mortgage Loan;

     (v) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Section 3.03 all amounts received thereon and not distributed as of the date on which the related repurchase price is determined,

     (vi)     to  transfer  funds to another Eligible Account in accordance with
Section  4.09  hereof;

     (vii) to remove funds inadvertently placed in the Custodial Account by the Company;

     (vi) to clear and terminate the Custodial Account upon the termination of this Agreement; and

     (vii) to reimburse itself for Nonrecoverable Advances to the extent not reimbursed pursuant to clause (ii) or clause (iii).

     Section  4.06     Establishment  of  Escrow  Accounts;  Deposits  in Escrow
                       ------------------------------------  -------------------
Accounts.
---------

     The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. The Escrow Account shall be an Eligible Account. Funds deposited in each Escrow Account shall at all times be insured in a manner to provide maximum insurance under the insurance limitations of the FDIC, or must be invested in Permitted Investments. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon request to any subsequent purchaser.

     The Company shall deposit in the Escrow Account or Accounts on a daily basis, and retain therein:

     (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

     (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

     (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

     The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth or in accordance with Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes. The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Escrow Account.


     Section  4.07     Permitted  Withdrawals  From  Escrow  Account.
                       ---------------------------------------------

     Withdrawals  from  the  Escrow  Account  may  be  made  by  Company  only:

     (i) to effect timely payments of ground rents, taxes, assessments, water rates, Primary Mortgage Insurance Policy premiums, if applicable, fire and hazard insurance premiums, condominium assessments and comparable items;

     (ii) to reimburse Company for any Servicing Advance made by Company with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

     (iii) to refund to the Mortgagor any funds as may be determined to be overages;

     (iv) for transfer to the Custodial Account in accordance with the terms of this Agreement;

     (v)     for application to restoration or repair of the Mortgaged Property;

     (vi) to pay to the Company, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

     (vii) to clear and terminate the Escrow Account on the termination of this Agreement. As part of its servicing duties, the Company shall pay to the Mortgagors interest on funds in Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor; and

     (viii) to pay to the Mortgagors or other parties Insurance Proceeds deposited in accordance with Section 4.06.

     Section  4.08     Payment  of  Taxes,  Insurance  and  Other  Charges;
                       ------------------------------------------  --------
     Maintenance  of  Primary  Mortgage  Insurance  Policies;  Collections
     ----------------------------------  ---------------------------------
     Thereunder.
     ----------

     With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of primary mortgage insurance premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Company shall determine that any such payments are made by the Mortgagor at the time they first become due. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.

     The Company will maintain in full force and effect Primary Mortgage Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be terminated only with the approval of Purchaser, or as required by applicable law or regulation. The Company will not cancel or refuse to renew any Primary Mortgage Insurance Policy in effect on the Closing Date that is required to be kept in force under this Agreement unless a replacement Primary Mortgage
Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Company shall not take any action which would result in non-coverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement Primary Mortgage Insurance Policy as provided above.

     In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

     Section  4.09     Transfer  of  Accounts.
                       ----------------------

     The Company may transfer the Custodial Account or the Escrow Account to a different Eligible Account from time to time. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, which consent will not be unreasonably withheld.

     Section  4.10     Maintenance  of  Hazard  Insurance.
                       ----------------------------------

     The Company shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is acceptable to Fannie Mae or FHLMC and customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the mortgagee from becoming a co-insurer. If required by the Flood Disaster Protection Act of 1973, as amended, each Mortgage Loan shall be covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration in effect with an insurance carrier acceptable to Fannie Mae or FHLMC, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf. The Company shall also maintain on each REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Company under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with Accepted Servicing Practices, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section
4.05. It is understood and agreed that no other additional insurance need be required by the Company of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to this Agreement, the Fannie Mae Guides or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Company and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Company. The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are Qualified Insurers.

     Section  4.11     Maintenance  of  Mortgage  Impairment  Insurance  Policy.
                       --------------------------------------------------------

     In the event that the Company shall obtain and maintain a blanket policy issued by a Qualified Insurer insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Company shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as servicer of the Mortgage Loans, the Company agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Company shall cause to be delivered to the Purchaser a certified true copy of such policy and shall use its best efforts to obtain a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser.

     Section  4.12     Fidelity  Bond,  Errors  and  Omissions  Insurance.
                       --------------------------------------------------

     The Company shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loan to handle funds, money, documents and papers relating to the Mortgage Loan. The Fidelity Bond shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement and fraud of such persons. The errors and omissions insurance shall protect and insure the Company against losses arising out of errors and omissions and negligent acts of such persons. Such errors and omissions insurance shall also protect and insure the Company against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond or errors and omissions insurance shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guides. Upon request by the Purchaser, the Company shall deliver to the Purchaser a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser. The Company shall notify the Purchaser within five (5) business days of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Purchaser (or any party having the status of Purchaser hereunder) and any subsidiary thereof and their successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy. Upon request by Purchaser, Company shall provide Purchaser with an insurance certificate certifying coverage under this Section 4.12, and will provide an update to such certificate upon request, or upon renewal or material modification of coverage.

     Section  4.13     Title,  Management  and  Disposition  of  REO  Property.
                       -------------------------------------------------------

     In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its designee, or in the event the Purchaser or its designee is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an opinion of counsel obtained by the Company from an attorney duly licensed to practice law in the state where the REO Property is located. Any Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the benefit of the Purchaser.

     The Company shall notify the Purchaser in accordance with the Fannie Mae Guides of each acquisition of REO Property upon such acquisition (and, in any event, shall provide notice of the consummation of any foreclosure sale within three (3) Business Days of the date Company receives notice of such consummation), together with a copy of the drive by appraisal or brokers price opinion of the Mortgaged Property obtained in connection with such acquisition, and thereafter assume the responsibility for marketing such REO property in accordance with Accepted Servicing Practices. Thereafter, the Company shall continue to provide certain administrative services to the Purchaser relating to such REO Property as set forth in this Section 4.13. No Servicing Fee shall be assessed or otherwise accrue on any REO Property from and after the date on which it becomes an REO Property.

     The Company shall, either itself or through an agent selected by the Company, and in accordance with the Fannie Mae Guides manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Company shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies thereof shall be forwarded by the Company to the Purchaser.

     The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a longer period than one (1) year is permitted under the foregoing sentence and is necessary to sell any REO Property, the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property. No REO Property shall be marketed for less than the Appraised Value, without the prior consent of Purchaser. No REO Property shall be sold for less than ninety five percent (95%) of its Appraised Value, without the prior consent of Purchaser. All requests for reimbursement of Servicing Advances shall be in accordance with the Fannie Mae Guides. The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser (subject to the above conditions) only with the prior written consent of the Purchaser. Company shall provide monthly reports to Purchaser in reference to the status of the marketing of the REO Properties.

     Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any such REO Property without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to
Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Purchaser or its designee. Within five Business Days of any such termination, the Company shall, if necessary convey such property to the Purchaser and shall further provide the Purchaser with the following information regarding the subject REO Property: the related drive by appraisal or brokers price opinion, and copies of any related Mortgage Impairment Insurance Policy claims. In addition, within five Business Days, the Company shall provide the Purchaser with the following information and documents regarding the subject REO
Property: the related trustee's deed upon sale and copies of any related hazard insurance claims, or repair bids.

     Section  4.14     Notification  of  Maturity  Date.
                       --------------------------------

     With respect to each Mortgage Loan, the Company shall execute and deliver to the Mortgagor any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the maturity date if required under applicable law.

                                    ARTICLE V

                            PAYMENTS TO THE PURCHASER
                            -------------------------

     Section  5.01     Distributions.
                       -------------

     On each Remittance Date, the Company shall distribute by wire transfer of immediately available funds to the Purchaser (i) all amounts credited to the Custodial Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus (ii) all Monthly Advances, if any, which the Company is obligated to distribute pursuant to Section 5.03, plus, (iii) interest at the Mortgage Loan Remittance Rate on any Principal Prepayment from the date of such Principal Prepayment through the end of the month for which disbursement is made provided that the Company's obligation as to payment of such interest shall be limited to the Servicing Fee earned during the month of the distribution, minus
(iv) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the preceding Determination Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts. It is understood that, by operation of Section 4.04, the remittance on the first Remittance Date with respect to Mortgage Loans purchased pursuant to the related Term Sheet is to include principal collected after the Cut-off Date through the preceding Determination Date plus interest, adjusted to the Mortgage Loan Remittance Rate collected through such Determination Date exclusive of any portion thereof allocable to the period prior to the Cut-off Date, with the adjustments specified in clauses (ii), (iii) and (iv) above.

     With respect to any remittance received by the Purchaser after the Remittance Date, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three (3) percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment is made to the Purchaser, both inclusive. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company. On each Remittance Date, the Company shall provide a remittance report detailing all amounts being remitted pursuant to this Section 5.01.

     Section  5.02     Statements  to  the  Purchaser.
                       ------------------------------

     The Company shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

     (i) With respect to each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

     (ii) with respect to each Monthly Payment, the amount of such remittance allocable to interest;

     (iii) the amount of servicing compensation received by the Company during the prior distribution period;

     (iv)  the  aggregate  Stated  Principal  Balance  of  the  Mortgage  Loans;

     (v) the aggregate of any expenses reimbursed to the Company during the prior distribution period pursuant to Section 4.05;

     (vi) The number and aggregate outstanding principal balances of Mortgage Loans (a) delinquent (1) 30 to 59 days, (2) 60 to 89 days, (3) 90 days or more;
(b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired; and

     The Company shall also provide a trial balance, sorted in Purchaser's assigned loan number order, in the form of Exhibit E hereto, with each such Report.

     The Company shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Company shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

     In addition, not more than sixty (60) days after the end of each calendar year, the Company shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.


(page)
     Section  5.03     Monthly  Advances  by  the  Company.
                       -----------------------------------

     Not later than the close of business on the Business Day preceding each Remittance Date, the Company shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Company, whether or not deferred pursuant to Section 4.01, of principal (due after the Cut-off Date) and interest not allocable to the period prior to the Cut-off Date, adjusted to the Mortgage Loan Remittance Rate, which were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date.

     The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the Remittance Date prior to the date on which the Mortgaged Property liquidates (including Insurance Proceeds, proceeds from the sale of REO Property or Condemnation Proceeds) with respect to the Mortgage Loan unless the Company deems such advance to be a Nonrecoverable Advance. In such event, the Company shall deliver to the Purchaser an Officer's Certificate of the Company to the effect that an officer of the Company has reviewed the related Mortgage File and has made the reasonable determination that any additional advances are nonrecoverable.

     Section  5.04     Liquidation  Reports.
                       --------------------

     Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed-in-lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property in a form mutually acceptable to Company and Purchaser. The Company shall also provide reports on the status of REO Property containing such information as Purchaser may reasonably require.

     Section  5.05     Prepayment  Interest  Shortfalls.
                       --------------------------------

     Not later than the close of business on the Business Day preceding each Remittance Date in the month following the related Prepayment Period, the Company shall deposit in the Custodial Account an amount equal to any Prepayment Interest Shortfalls with respect to such Prepayment Period, which in the aggregate shall not exceed the Company's aggregate Servicing Fee received with respect to the related Due Period.

                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES
                          ----------------------------

     Section  6.01     Assumption  Agreements.
                       ----------------------

     The Company will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Company shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company, with the approval of the Purchaser, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this Section 6.01, the Company, with the prior consent of the Purchaser and the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.

     In connection with any such assumption or substitution of liability, the Company shall follow the underwriting practices and procedures of the Company. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note, the amount of the Monthly Payment and the maturity date may not be changed (except pursuant to the terms of the Mortgage Note). If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan. The Company shall notify the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage File and shall, for all purposes, be considered a part of such Mortgage File to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Company for entering into an assumption or substitution of liability agreement shall belong to the Company.

     Notwithstanding the foregoing paragraphs of this Section or any other provision of this Agreement, the Company shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Company may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.

     Section  6.02     Satisfaction  of Mortgages and Release of Mortgage Files.
                       --------------------------------------------------------

     Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company will immediately notify the Purchaser by a certification, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section
4.04 have been or will be so deposited, of a Servicing Officer and shall request delivery to it of the portion of the Mortgage File held by the Purchaser. The Purchaser shall no later than five Business Days after receipt of such certification and request, release or cause to be released to the Company, the related Mortgage Loan Documents and, upon its receipt of such documents, the Company shall promptly prepare and deliver to the Purchaser the requisite satisfaction or release. No later than five (5) Business Days following its receipt of such satisfaction or release, the Purchaser shall deliver, or cause to be delivered, to the Company the release or satisfaction properly executed by the owner of record of the applicable mortgage or its duly appointed attorney in fact. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

     In the event the Company satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Company, upon written demand, shall remit within two (2) Business Days to the Purchaser the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Company shall maintain the Fidelity Bond and errors and omissions insurance insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

     From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for the purpose of collection under any Primary Mortgage Insurance Policy, the Purchaser shall, upon request of the Company and delivery to the Purchaser of a servicing receipt signed by a Servicing Officer, release the portion of the Mortgage File held by the Purchaser to the Company. Such servicing receipt shall obligate the Company to return the related Mortgage documents to the Purchaser when the need therefor by the Company no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Company has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Purchaser to the Company.

     Section  6.03     Servicing  Compensation.
                       -----------------------

     As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account (to the extent of interest payments collected on the Mortgage Loans) or to retain from interest payments collected on the Mortgage Loans, the amounts provided for as the Company's Servicing Fee, subject to payment of compensating interest on Principal Prepayments as capped by the Servicing Fee pursuant to Section 5.01 (iii). Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, and late payment charges or otherwise shall be retained by the Company to the extent not required to be deposited in the Custodial Account. No Servicing Fee shall be payable in connection with partial Monthly Payments. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.

     Section  6.04     Annual  Statement  as  to  Compliance.
                       -------------------------------------

     The Company will deliver to the Purchaser not later than 90 days following the end of each fiscal year of the Company beginning in March 2004, an Officers' Certificate stating, as to each signatory thereof, that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officers and the nature and status of cure provisions thereof. Copies of such statement shall be provided by the Company to the Purchaser upon request.

     Section 6.05     Annual Independent Certified Public Accountants' Servicing
                      ----------------------------------------------------------
Report.
------

     Within ninety (90) days of Company's fiscal year end beginning in March 2004, the Company at its expense shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to the Purchaser to the effect that such firm has examined certain documents and records relating to the Company's servicing of mortgage loans of the same type as the Mortgage Loans pursuant to servicing agreements substantially similar to this Agreement, which agreements may include this Agreement, and that, on the basis of such an examination, conducted substantially in the uniform single audit program for mortgage bankers, such firm is of the opinion that the Company's servicing has been conducted in compliance with the agreements examined pursuant to this Section 6.05, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. Copies of such statement shall be provided by the Company to the Purchaser. In addition, on an annual basis, Company shall provided Purchaser with copies of its audited financial statements.

     Section  6.06     Purchaser's  Right  to  Examine  Company  Records.
                       -------------------------------------------------

     The Purchaser shall have the right to examine and audit upon reasonable notice to the Company, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Company, or held by another for the Company or on its behalf or otherwise, which relates to the performance or observance by the Company of the terms, covenants or conditions of this Agreement.

     The Company shall provide to the Purchaser and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Purchaser, including but not limited to OTS, FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Company which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Company, and in accordance with the FDIC, OTS, or any other similar federal or state regulations, as applicable.

                                   ARTICLE VII

                       REPORTS TO BE PREPARED BY SERVICER
                       ----------------------------------

     Section  7.01     Company Shall Provide Information as Reasonably Required.
                       --------------------------------------------------------

     The Company shall furnish to the Purchaser during the term of this Agreement, such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be necessary, reasonable or appropriate in respect to the Purchaser, or otherwise in respect to the Mortgage Loans and the performance of the Company under this Agreement, including any reports, information or documentation reasonably required to comply with any regulations regarding any supervisory agents or examiners of the Purchaser all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request in relation to this Agreement or the performance of the Company under this Agreement. The Company agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

     In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective purchaser audited financial statements of the Company for the most recently completed two (2) fiscal years for which such statements are available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by any Consolidated Statement of Operations. If it has not already done so, the Company shall furnish promptly to the Purchaser or a prospective purchaser copies of the statements specified above.

     The Company shall make reasonably available to the Purchaser or any prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions and to permit any prospective purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective purchaser that the Company has the ability to service the Mortgage Loans as provided in this Agreement.


(page)
                                  ARTICLE VIII

                                  THE SERVICER
                                  ------------

     Section  8.01     Indemnification;  Third  Party  Claims.
                       --------------------------------------

     The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to observe and perform its duties, obligations, covenants, and agreements to service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way from any claim, demand, defense or assertion based on or grounded upon, or resulting from any assertion based on, grounded upon or resulting from a breach or alleged breach of any of the representation or warranty set forth in Sections 3.01 or 3.02 of this Agreement. The Company shall immediately notify the Purchaser if a claim is made by a third party against Company with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Company for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to the failure of the Company to service and administer the Mortgages in strict compliance with the terms of this Agreement, the breach of representation or warranty set forth in Sections 3.01 or 3.02, or the negligence, bad faith or willful misconduct of Company. The provisions of this Section 8.01 shall survive termination of this Agreement.

     Section  8.02     Merger  or  Consolidation  of  the  Company.
                       -------------------------------------------

     The Company will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform its duties under this Agreement.

     Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company whether or not related to loan servicing, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, SAIF and/or BIF, and which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and (iii) who is a Fannie Mae or FHLMC approved seller/servicer in good standing.

     Section  8.03     Limitation  on  Liability  of  the  Company  and  Others.
                       --------------------------------------------------------

     Neither the Company nor any of the officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence, bad faith or willful misconduct, or any breach of the terms and conditions of this Agreement. The Company and any officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by the Purchaser respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its reasonable opinion may involve it in any expenses or liability; provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Purchaser will be liable, and the Company shall be entitled to be reimbursed therefor from the Purchaser upon written demand.

     Section  8.04     Company  Not  to  Assign  or  Resign.
                       ------------------------------------

     The Company shall not assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in Section 11.01.

     Section  8.05     No  Transfer  of  Servicing.
                       ---------------------------

     With respect to the retention of the Company to service the Mortgage Loans hereunder, the Company acknowledges that the Purchaser has acted in reliance upon the Company's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this Section, the Company shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Purchaser, which consent shall be granted or withheld in the Purchaser's sole discretion.

     Without in any way limiting the generality of this Section 8.05, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof without (i) satisfying the requirements set forth herein or (ii) the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement, without any payment of any penalty or damages and without any liability whatsoever to the Company (other than with respect to accrued but unpaid Servicing Fees and Servicing Advances remaining unpaid) or any third party.


(page)
                                   ARTICLE IX

                                     DEFAULT
                                     -------

     Section  9.01     Events  of  Default.
                       -------------------

     In case one or more of the following Events of Default by the Company shall occur and be continuing, that is to say:

     (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of one (1) Business Day; or

     (ii) failure on the part of the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

     (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

     (iv) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

     (v) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

     (vi) Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days; or

     (vii) the Company attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof; or

     (viii) the Company ceases to be (a) licensed to service first lien residential mortgage loans in any jurisdiction in which a Mortgaged Property is located and such licensing is required, and (b) qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Company's ability to perform its obligations hereunder; or

     (ix) the Company fails to meet the eligibility criteria set forth in the last sentence of Section 8.02.

     Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice) Company may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same. On or after the receipt by the Company of such written notice (or, in the case of an Event of Default under clauses
(iii), (iv) or (v) above, in which case, automatically and without notice), all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Purchaser, the Company shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Company's sole expense. The Company agrees to cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

     Section  9.02     Waiver  of  Defaults.
                       --------------------

     The Purchaser may waive only by written notice any default by the Company in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.


(page)
                                    ARTICLE X

                                   TERMINATION
                                   -----------

     Section  10.01     Termination.
                        -----------

     The respective obligations and responsibilities of the Company shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan and the disposition of all remaining REO Property and the remittance of all funds due hereunder; or
(ii) by mutual consent of the Company and the Purchaser in writing; or (iii) termination with cause under the terms of this Agreement.

     Section  10.02     Termination  Without  Cause.
                        ---------------------------

     The Purchaser may, at its sole option, terminate any rights the Company may have hereunder, without cause, upon no less than 90 days written notice. Any such notice of termination shall be in writing and delivered to the Company as provided in Section 11.05 of this Agreement.

                                   ARTICLE XI

                            MISCELLANEOUS PROVISIONS
                            ------------------------

     Section  11.01     Successor  to  the  Company.
                        ---------------------------

     Prior to termination of Company's responsibilities and duties under this Agreement pursuant to Sections 4.13, 8.04, 9.01, 10.01 (ii) or (iii), the Purchaser shall (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Purchaser and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned Sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of Company pursuant to the aforementioned Sections shall not become effective until a successor shall be appointed pursuant to this Section and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01, 3.02 and 3.03 and the remedies available to the Purchaser thereunder and under Section 8.01, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company notwithstanding any such resignation or termination of the Company, or the termination of this Agreement.

     Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or this Agreement pursuant to
Section 4.13, 8.04, 9.01 or 10.01 shall not affect any claims that the Purchaser may have against the Company arising prior to any such termination or resignation.

     The Company shall promptly deliver to the successor the funds in the Custodial Account and the Escrow Account and the Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds. The Company shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company. The successor shall make arrangements as it may deem appropriate to reimburse the Company for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Company pursuant to this Agreement but for the appointment of the successor servicer.

     Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment.

     Section  11.02     Amendment.
                        ---------

     This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.


(page)
     Section  11.03     Recordation  of  Agreement.
                        --------------------------

     To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of the properties subject to the Mortgages are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Company at the Company's expense on direction of the Purchaser accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Purchaser or is necessary for the administration or servicing of the Mortgage Loans.

     Section  11.04     Governing  Law.
                        --------------

     This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     Section  11.05     Notices.
                        -------

     Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or certified mail, return receipt requested, or transmitted by telex, telegraph or telecopier and confirmed by a similar mailed writing, as follows:

     (i)     if  to  the  Company:

             GreenPoint Mortgage Funding, Inc.
             100 Wood Hollow Drive
             Novato, California 94945
             Attention: Susan Davia
             Telecopier  No:  (415)  878-4369

     (ii)    if  to  the  Purchaser:

             EMC  Mortgage  Corporation
             Mac Arthur Ridge II,
             909 Hidden Ridge Drive, Suite 200
             rving, Texas 75038
             Attention:  Ms. Ralene Ruyle
             Telecopier  No.:  (972)  444-2810

             With  a  copy  to:

             Bear  Stearns  Mortgage  Capital  Corporation
             383  Madison  Avenue
             New  York,  New  York  10179
             Attention:  Mary  Haggerty

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

     Section  11.06     Severability  of  Provisions.
                        ----------------------------

     Any part, provision, representation or warranty of this Agreement and the related Term Sheet which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

     Section  11.07     Exhibits.
                        --------

     The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

     Section  11.08     General  Interpretive  Principles.
                        ---------------------------------

     For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

     (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

     (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

     (iii)     references  herein  to  "Articles",  "Sections",  Subsections",
"Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

     (iv) a reference to a Subsection without further reference to a Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

     (v) the words "herein", "hereof ", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision;

     (vi) the term "include" or "including" shall mean without limitation by reason of enumeration; and

     (viii) headings of the Articles and Sections in this Agreement are for reference purposes only and shall not be deemed to have any substantive effect.

     Section  11.09     Reproduction  of  Documents.
                        ---------------------------

     This Agreement and all documents relating thereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

     Section  11.10     Confidentiality  of  Information.
                        --------------------------------

     Each party recognizes that, in connection with this Agreement, it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of the Agreement, provided that each party may provide confidential information to its employees, agents and affiliates who have a need to know such information in order to effectuate the transaction, provided further that such information is identified as confidential non-public information. In addition, confidential information may be provided to a regulatory authority with supervisory power over Purchaser, provided such information is identified as confidential non-public information.

     Notwithstanding other provisions of this Section 16.14 or any other express or implied agreement, arrangement, or understanding to the contrary, the Company and Purchaser (the "Parties") agree that the Parties (and their employees, representatives and other agents) may disclose to any and all persons, without limitation of any kind from the commencement of discussions, the purported or claimed U.S. federal income tax treatment of the purchase of the Mortgage Loans and related transactions covered by this letter agreement ("tax treatment") and any fact that may be relevant to understanding the tax treatment ("tax structure") and all materials of any kind (including opinions or other tax analyses) that are provided to the Parties relating to such tax treatment and tax structure, except where confidentiality is reasonably necessary to comply with securities laws.

     Section  11.11     Recordation  of  Assignments  of  Mortgage.
                        ------------------------------------------

     To the extent permitted by applicable law, each of the Assignments is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by and at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

     Section  11.12     Assignment.
                        ----------

     The Purchaser shall have the right, without the consent of the Company, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit D hereto and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. In no event shall Purchaser sell a partial interest in any Mortgage Loan without the written consent of Company, which consent shall not be unreasonably denied. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee. The Company shall have the right, only with the consent of the Purchaser or otherwise in accordance with this Agreement, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans.

     Section  11.13     No  Partnership.
                        ---------------

     Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for Purchaser.

     Section  11.14     Execution:  Successors  and  Assigns.
                        ------------------------------------

     This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns.

     Section  11.15     Entire  Agreement.
                        -----------------

     The Company acknowledges that no representations, agreements or promises were made to the Company by the Purchaser or any of its employees other than those representations, agreements or promises specifically contained herein and in the Confirmation. The Confirmation and this Agreement and the related Term Sheet sets forth the entire understanding between the parties hereto; provided, however, only this Agreement and the related Term Sheet shall be binding upon all successors of both parties. In the event of any inconsistency between the Confirmation and this Agreement, this Agreement and the related Term Sheet shall control.

     Section  11.16.  No  Solicitation.
                      ----------------

     From and after the Closing Date, the Company agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, to personally, by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Company or any affiliate of the Company which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this Section 11.16. This Section 11.16 shall not be deemed to preclude the Company or any of its affiliates from soliciting any Mortgagor for any other financial products or services. The Company shall use its best efforts to prevent the sale of the name of any Mortgagor to any Person who is not affiliate of the Company.

     Section  11.17.  Closing.
                      -------

     The closing for the purchase and sale of the Mortgage Loans shall take place on the related Closing Date. The closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree, or conducted in person, at such place as the parties shall agree.

     The closing for the Mortgage Loans to be purchased on the related Closing Date shall be subject to each of the following conditions:

     (a) at least one (1) Business Day prior to the related Closing Date, the Company shall deliver to the Purchaser a magnetic diskette, or transmit by modem, a listing on a loan-level basis of the information contained in the related Mortgage Loan Schedule attached to the related Term Sheet;

     (b) all of the representations and warranties of the Company under this Agreement shall be materially true and correct as of the related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a material default under this Agreement;

     (c) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all documents required pursuant to this Agreement, the related Term Sheet, an opinion of counsel and an officer's certificate, all in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the terms hereof;

     (d) the Company shall have delivered and released to the Purchaser (or its designee) on or prior to the related Closing Date all documents required pursuant to the terms of this Agreement and the related Term Sheet; and

     (e) all other terms and conditions of this Agreement, the related Term Sheet and the Confirmation shall have been materially complied with.

     Subject to the foregoing conditions, the Purchaser shall pay to the Company on the related Closing Date the Purchase Price, plus accrued interest pursuant to Section 2.02 of this Agreement, by wire transfer of immediately available funds to the account designated by the Company.

     Section  11.18.     Cooperation  of  Company  with  a  Reconstitution.
                         -------------------------------------------------

     The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

     (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

     (b) one or more trusts or other entities to be formed as part of one or more pass-through transfers (each, a "Pass-Through Transfer").

     The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement.

     With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date"); and (4) to provide customary indemnification to the Purchaser and/or its affiliates for any losses, claims, damages, and liabilities arising out of or based upon information the Company provided or caused to be provided in connection with a Pass-Through Transfer. In that connection, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution: (i) any and all information (including servicing portfolio information) and appropriate verification of information (including servicing portfolio information) which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand; and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant. In connection with each Pass-Through Transfer, the Company agrees to provide reasonable and customary indemnification to the Purchaser and its affilates for disclosure contained in any offering document relating to the Company or its affilates, the Mortgage Loans and the underwriting standards of the Mortgage Loans. The Purchaser shall be responsible for the costs relating to the delivery of such information.

     All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

Section  11.19.     Reporting  with  Respect  to  a  Reconstitution.
                    -----------------------------------------------

     The Company agrees that with respect to any Mortgage Loan sold or transferred pursuant to a Reconstitution as described in Section 11.18 of this Agreement (a "Reconstituted Mortgage Loan"), the Company, at its expense, shall provide the Purchaser with the information set forth in Exhibit J attached hereto for each Reconstituted Mortgage Loan in such electronic format as may be mutually agreed upon by both Purchaser and Company.


(page)
     IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                        EMC MORTGAGE CORPORATION
                                               Purchaser

                                          By:
                                             --------------------------
                                          Name:
                                          Title:

                                        GREENPOINT MORTGAGE FUNDING, INC.
                                               Company

                                          By:
                                             --------------------------
                                          Name:
                                          Title:


(page)
                                    EXHIBIT A
                                    ---------
                            CONTENTS OF MORTGAGE FILE

     With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or its designee pursuant to Sections 2.04 and 2.05 of the Purchase, Warranties and Servicing Agreement.

     1.  The  original  Mortgage  Note  endorsed  "Pay  to  the  order  of
                                                     ,  without  recourse,"  and
-----------------------------------------------------
signed via original signature in the name of the Company by an authorized officer, with all intervening endorsements showing a complete chain of title from the originator to the Company, together with any applicable riders. In no event may an endorsement be a facsimile endorsement. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "[Company] formerly known as [previous name]". Mortgage Notes may be in the form of a lost note affidavit subject to Purchaser acceptability.

     2. The original Mortgage (together with a standard adjustable rate mortgage rider) with evidence of recording thereon, or a copy thereof certified by the public recording office in which such mortgage has been recorded or, if the original Mortgage has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     3. The original or certified copy, certified by the Company, of the Primary Mortgage Insurance Policy, if required.

     4.     The  original  Assignment,  from  the  Company  to
                                        ,  or  in  accordance  with  Purchaser's
----------------------------------------
instructions, which assignment shall, but for any blanks requested by Purchaser, be in form and substance acceptable for recording. If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment must be by "[Company] formerly known as [previous name]". If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". None of the Assignments are blanket assignments of mortgage.

     5. The original policy of title insurance, including riders and endorsements thereto, or if the policy has not yet been issued, a written commitment or interim binder or preliminary report of title issued by the title insurance or escrow company.

     6. Originals of all recorded intervening Assignments, or copies thereof, certified by the public recording office in which such Assignments have been recorded showing a complete chain of title from the originator to the Company, with evidence of recording thereon, or a copy thereof certified by the public recording office in which such Assignment has been recorded or, if the original Assignment has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     7. Originals, or copies thereof certified by the public recording office in which such documents have been recorded, of each assumption, extension, modification, written assurance or substitution agreements, if applicable, or if the original of such document has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     8. If the Mortgage Note or Mortgage or any other material document or instrument relating to the Mortgage Loan has been signed by a person on behalf of the Mortgagor, the original or copy of power of attorney or other instrument that authorized and empowered such person to sign bearing evidence that such instrument has been recorded, if so required in the appropriate jurisdiction where the Mortgaged Property is located, or a copy thereof certified by the public recording office in which such instrument has been recorded or, if the original instrument has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     9.     reserved.

     10. Mortgage Loan closing statement (Form HUD-1) and any other truth-in-lending or real estate settlement procedure forms required by law.

     11.  Residential  loan  application.

     12. Uniform underwriter and transmittal summary (Fannie Mae Form 1008) or reasonable equivalent.

     13.     Credit  report  on  the  mortgagor.

     14.     Business  credit  report,  if  applicable.

     15.     Residential  appraisal  report  and  attachments  thereto.

     16. The original of any guarantee executed in connection with the Mortgage Note.

     17. Verification of employment and income except for Mortgage Loans originated under a limited documentation program, all in accordance with Company's underwriting guidelines.

     18. Verification of acceptable evidence of source and amount of down payment, in accordance with Company's underwriting guidelines.

     19.     Photograph  of  the  Mortgaged Property (may be part of appraisal).

     20.     Survey  of  the  Mortgaged  Property,  if  any.

     21.     Sales  contract,  if  applicable.

     22. If available, termite report, structural engineer's report, water portability and septic certification.

     23. Any original security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

     24.     Name  affidavit,  if  applicable.

     Notwithstanding anything to the contrary herein, Company may provide one certificate for all of the Mortgage Loans indicating that the documents were delivered for recording.


(page)
                                    EXHIBIT B
                                    ---------

                       CUSTODIAL ACCOUNT LETTER AGREEMENT

                                            , 2003
                              --------------

To:     [                       ]
         -----------------------
     (the  "Depository")

     As  "Company" under the Purchase, Warranties and Servicing Agreement, dated
as  of  [                     ] 1, 200[ ] (the "Agreement"), we hereby authorize
         ---------------------         -
and  request  you  to  establish  an account, as a Custodial Account pursuant to
Section  4.04  of  the  Agreement,  to  be  designated  as
"[                                      ],  in  trust for the [Purchaser], Owner
 ---------------------------------------
of Adjustable Rate Mortgage Loans". All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                        [                          ]
                                         --------------------------


                                   By:
                                      ----------------------------

                                   Name:
                                        --------------------------

                                   Title:
                                         -------------------------


     The undersigned, as "Depository", hereby certifies that the above described
account has been established under Account Number [          ], at the office of
                                                   ----------
the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                   [                          ]
                                    --------------------------


                                   By:
                                      ----------------------------

                                   Name:
                                        --------------------------

                                   Title:
                                         -------------------------


(page)
                                    EXHIBIT C
                                    ---------

                         ESCROW ACCOUNT LETTER AGREEMENT
                                            , 2003
                               -------------

To:     [                       ]
         -----------------------
     (the  "Depository")

     As  "Company"  under the Purchase Warranties and Servicing Agreement, dated
as of [                    ]1, 200[ ] (the "Agreement"), we hereby authorize and
       --------------------        -
request  you  to  establish an account, as an Escrow Account pursuant to Section
4.06  of  the  Agreement,  to be designated as "[                          ], in
                                                 --------------------------
trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                   [                          ]
                                    --------------------------

                                   By:
                                      ----------------------------
                                   Name:
                                        --------------------------
                                   Title:
                                         -------------------------


     The undersigned, as "Depository", hereby certifies that the above described
account  has  been established under Account Number           , at the office of
                                                    ----------
the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                   [                          ]
                                    --------------------------

                                   By:
                                      ----------------------------
                                   Name:
                                        --------------------------
                                   Title:
                                         -------------------------


(page)
                                    EXHIBIT D
                                    ---------

            FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This  is a Purchase, Assignment, Assumption and Recognition Agreement (this
"PAAR  Agreement") made as of            , 200  , among EMC Mortgage Corporation
                               ----------     --
(the  "Assignor"),                     (the  "Assignee"),  and
                   -------------------
                       (the  "Company").
----------------------

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase,
Warranties  and  Servicing  Agreement,  dated  as  of           , 200  , between
                                                       ---------     --
Assignor and Company (the "Purchase Agreement") shall be subject to the terms of this PAAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                       PURCHASE, ASSIGNMENT AND ASSUMPTION

     1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Purchase Agreement.

     2. Simultaneously with the execution hereof, (i) Assignee shall pay to Assignor the "Funding Amount" as set forth in that certain letter agreement,
dated  as  of               , between Assignee and Assignor (the "Confirmation")
             ---------- ----
and (ii) Assignor, at its expense, shall have caused to be delivered to Assignee or its designee the Mortgage File for each Assigned Loan in Assignor's or its custodian's possession, as set forth in the Purchase Agreement, along with, for each Assigned Loan, an endorsement of the Mortgage Note from the Company, in blank, and an assignment of mortgage in recordable form from the Company, in blank. Assignee shall pay the Funding Amount by wire transfer of immediately available funds to the account specified by Assignor. Assignee shall be
entitled  to all scheduled payments due on the Assigned Loans after            ,
                                                                    -----------
200    and all unscheduled payments or other proceeds or other recoveries on the
   --
Assigned  Loans  received  on  and  after               ,  200  .
                                           -------------      --

                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     3. Assignor warrants and represents to Assignee and Company as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;
     (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

     (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

     (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This PAAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.

     4. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

     (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire, own and purchase the Assigned Loans;

     (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This PAAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (d) Assignee agrees to be bound as "Purchaser" by all of the terms, covenants and conditions of the Purchase Agreement with respect to the Assigned Loans, and from and after the date hereof, Assignee assumes for the benefit of each of Assignor and Company all of Assignor's obligations as "Purchaser" thereunder but solely with respect to such Assigned Loans.
     5. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

     (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This PAAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Company of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (e) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect.

     (f) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

                             RECOGNITION OF ASSIGNEE

     6. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans in accordance with the Purchase Agreement. It is the intention of Assignor, Company and Assignee that this PAAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.


                                  MISCELLANEOUS

     7. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this PAAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

     (a)     In  the  case  of  Company,

             ---------------------------

             ---------------------------

             ---------------------------

             ---------------------------

             ---------------------------

With  a  copy  to                                        .
                   --------------------------------------

     (b)     In the case of Assignor,

             ---------------------------

             ---------------------------

             ---------------------------

             ---------------------------

             ---------------------------

     (c)     In  the  case  of  Assignee,

             EMC  Mortgage  Corporation
             Mac Arthur Ridge II
             909 Hidden Ridge Drive, Suite 200
             Irving, Texas 75038
             Attention:  Raylene Ruyle
             Telecopier  No.:  (972)  444-2810

             with  a  copy  to:

             ---------------------------
             383  Madison  Avenue
             New  York,  New  York  10179
             Attention:
                         -----------
             Telecopier  No.:  (212)  272-
                                          ----

     8. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this PAAR Agreement.

     9. This PAAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     10. No term or provision of this PAAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     11. This PAAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     12.     This  PAAR  Agreement  shall survive the conveyance of the Assigned
Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

     13. This PAAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     14. In the event that any provision of this PAAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this PAAR Agreement shall control. In the event that any provision of this PAAR Agreement conflicts with any provision of the Confirmation with respect to the Assigned Loans, the terms of this PAAR Agreement shall control.


                       [MODIFICATION OF PURCHASE AGREEMENT

     15. The Company and Assignor hereby amend the Purchase Agreement as follows:

     (a)     The following definitions are added to Section 1.01 of the Purchase
     Agreement:

     Securities  Administrator:
     -------------------------     -------------------------

     Supplemental  PMI  Insurer:
     --------------------------    -------------------------

     Supplemental  PMI  Policy:    The primary guarantee insurance policy of the
     -------------------------
     Supplemental PMI Insurer attached hereto as Exhibit J, or any successor Supplemental PMI Policy given to the Servicer by the Assignee.


     Trustee:
     -------      ------------------------

     (b)     The  following  definition  is  amended  and  restated:

     Insurance  Proceeds:     Proceeds of any Primary Mortgage Insurance Policy,
     -------------------
     the Supplemental PMI Policy, any title policy, any hazard insurance policy or any other insurance policy covering a Mortgage Loan or other related Mortgaged Property, including any amounts required to be deposited in the Custodial Account pursuant to Section 4.04, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices.

     (c) The following are added as the fourth, fifth and sixth paragraphs of Section 4.08:

     "In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the Supplemental PMI Insurer with respect to the Supplemental PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Supplemental PMI Policy respecting a defaulted Mortgage Loan. Pursuant to
Section 4.04, any amounts collected by the Company under any Supplemental PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

     In accordance with the Supplemental PMI Policy, the Company shall provide to the Supplemental PMI Insurer any required information regarding the Mortgage Loans.

     The Company shall provide to the [Securities Administrator] on a monthly basis via computer tape, or other mutually acceptable format, the unpaid principal balance, insurer certificate number, lender loan number, and premium due the Supplemental PMI Insurer for each Mortgage Loan covered by the Supplemental PMI Policy. In addition, the Company agrees to forward to the Purchaser and the [Securities Administrator] any statements or other reports given by the Supplemental PMI Insurer to the Servicer in connection with a claim under the Supplemental PMI Policy."

     (d)     Clause  (vi)  of  Section  6.1  is  amended  to  read  as  follows:

     "Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days, or the Company fails to meet the servicer eligibility requirements of the Supplemental PMI Insurer; or"]

     (e)     Section           Annual  Statement  as  to  Compliance.
                      ----

     The Company will deliver to the Master Servicer on or before March 15 of each year, beginning with March 15, 200__, an Officers' Certificate stating that
(i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, (ii) the Company has fully complied with the provisions of this Agreement and (iii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.

     (f)     Section        Annual  Certification.
                      ----

(a) The Company will deliver to the Master Servicer, on or before March 15 of each year beginning March 15, 200 a certification in the form attached hereto
                                  --
as  Exhibit      with  respect to the servicing reports delivered by the Company
             --
pursuant to this Agreement, the Company's compliance with the servicing obligations set forth in this Agreement and any other information within the control of the Company. Such certification shall be signed by the senior officer in charge of servicing of the Company. In addition, the Company shall provide such other information with respect to the Mortgage Loans and the servicing and administration thereof within the control of the Company which shall be required to enable the Master Servicer, Trustee or Depositor, as applicable, to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended.


(page)
     IN WITNESS WHEREOF, the parties hereto have executed this PAAR Agreement as of the day and year first above written.

                                        EMC  MORTGAGE  CORPORATION
                                        Assignor

                                        By:
                                           -----------------------
                                        Name:
                                             ---------------------
                                        Title:
                                              --------------------


                                        ----------------------------
                                        Assignee

                                        By:
                                           -----------------------
                                        Name:
                                             ---------------------
                                        Title:
                                              --------------------


                                        ----------------------------
                                        Company

                                        By:
                                           -----------------------
                                        Name:
                                             ---------------------
                                        Title:
                                              --------------------


(page)
                                    EXHIBIT
                                    -------

                          FORM OF COMPANY CERTIFICATION

I, [identify certifying individual], certify to the [Trustee] [Seller] [Securities Administrator] [Mortgage Loan Seller] [Purchaser] and [Master Servicer] that:

     1. I have reviewed the servicing reports prepared by [COMPANY] (the "Company") pursuant to the [Servicing Agreement] (the "Servicing Agreement"),
dated  as  of             between            and the Company (as modified by the
               ----------         ----------
AAR Agreement (as defined below) and delivered to [MASTER SERVICER] (the "Master Servicer") pursuant to the Assignment, Assumption and Recognition Agreement (the
"AAR  Agreement"),  dated as of            among [ASSIGNOR] as Assignor, Company
                                ----------
and  [ASSIGNEE],  as  Assignee.

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such servicing reports.

     3. Based on my knowledge, the servicing information required to be provided to the Master Servicer under the Servicing Agreement and the AAR Agreement is included in these reports.

     4. I am responsible for reviewing the activities performed the Company under the Servicing Agreement and the AAR Agreement and based upon the review required under the Servicing Agreement and the AAR Agreement, and except as disclosed in the Annual Statement of Compliance, the Company has fulfilled its obligations under the Servicing Agreement and the AAR Agreement.

     5. I have disclosed to the Master Servicer's certified public accountants all significant deficiencies relating to the Company's compliance with the minimum servicing standards in accordance with a review conduced in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Servicing Agreement and the AAR Agreement.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the AAR Agreement.

Date:
     ----------------


---------------------
[Signature]
[Title]


(page)
                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE
                             ----------------------


(page)
                                  ATTACHMENT 2

                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                  --------------------------------------------


(page)
                                    EXHIBIT E
                                    ---------

                              FORM OF TRIAL BALANCE


(page)
                                    EXHIBIT G
                                    ---------

                  REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

RE:     Mortgage  Loan  #
                         -----------------------------------
BORROWER:
         ---------------------------------------------------
PROPERTY:
         ---------------------------------------------------

Pursuant to a Purchase, Warranties and Servicing Agreement (the "Agreement") between the Company and the Purchaser, the undersigned hereby certifies that he or she is an officer of the Company requesting release of the documents for the reason specified below. The undersigned further certifies that:

(Check  one  of  the  items  below)

          On  ,                   the  above captioned mortgage loan was paid in
--------       -------------------
full or that the Company has been notified that payment in full has been or will be escrowed. The Company hereby certifies that all amounts with respect to this loan which are required under the Agreement have been or will be deposited in the Custodial Account as required.

          The above captioned loan is being repurchased pursuant to the terms of
--------
the Agreement. The Company hereby certifies that the repurchase price has been credited to the Custodial Account as required under the Agreement.

          The  above  captioned  loan  is  being  placed  in foreclosure and the
--------
original documents are required to proceed with the foreclosure action. The Company hereby certifies that the documents will be returned to the Purchaser in the event of reinstatement.

          Other  (explain)
--------


-------------------------------------------------------

-------------------------------------------------------

All capitalized terms used herein and not defined shall have the meanings assigned to them in the Agreement.

     Based on this certification and the indemnities provided for in the Agreement, please release to the Company all original mortgage documents in your possession relating to this loan.

Dated:
      -----------------

By:
   ------------------------------------
     Signature

   ------------------------------------
     Title

Send  documents  to:
                     -------------------------------------------------

----------------------------------------------------------------------

----------------------------------------------------------------------

Acknowledgement:

     Purchaser hereby acknowledges that all original documents previously released on the above captioned mortgage loan have been returned and received by the Purchaser.


Dated:
      -----------------

By:
   ------------------------------------
     Signature

   ------------------------------------
     Title


(page)
                                    EXHIBIT H
                                    ---------

                        COMPANY'S UNDERWRITING GUIDELINES


(page)
                                    EXHIBIT I


                                   TERM SHEET

     This  TERM  SHEET  (the  "Term  Sheet")  dated [      ], between Greenpoint
                                                     ------
Mortgage Funding, Inc., a New York corporation, located at 100 Wood Hollow Drive, Novato, California 94945 (the "Company") and EMC Mortgage Corporation, a Delaware corporation, located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser") is made pursuant to the terms and conditions of that certain Purchase, Warranties and Servicing Agreement (the "Agreement") dated as of September 1, 2003, between the Company and the Purchaser, the provisions of which are incorporated herein as if set forth in full herein, as such terms and conditions may be modified or supplemented hereby. All initially capitalized terms used herein unless otherwise defined shall have the meanings ascribed thereto in the Agreement.

     The Purchaser hereby purchases from the Company and the Company hereby sells to the Purchaser, all of the Company's right, title and interest in and to the Mortgage Loans described on the Mortgage Loan Schedule annexed hereto as
Schedule  I,  pursuant  to  and  in accordance with the terms and conditions set
-----------
forth in the Agreement, as same may be supplemented or modified hereby. Hereinafter, the Company shall service the Mortgage Loans for the benefit of the Purchaser and all subsequent transferees of the Mortgage Loans pursuant to and in accordance with the terms and conditions set forth in the Agreement.

1.     Definitions
       -----------

     For purposes of the Mortgage Loans to be sold pursuant to this Term Sheet, the following terms shall have the following meanings:

Aggregate  Principal  Balance
(as  of  the  Cut-Off  Date):
-----------------------------

Closing  Date:
--------------

Custodian:
----------

Cut-off  Date:
--------------

Initial  Weighted  Average
Mortgage  Loan  Remittance  Rate:
---------------------------------

Mortgage  Loan:
---------------

Purchase  Price  Percentage:
----------------------------

Servicing  Fee  Rate:
---------------------

Additional  Closing  Conditions:
--------------------------------

In addition to the conditions specified in the Agreement, the obligation of each of the Company and the Purchaser is subject to the fulfillment, on or prior to the applicable Closing Date, of the following additional conditions: [None].

Additional  Loan  Documents:
----------------------------

In addition to the contents of the Mortgage File specified in the Agreement, the following documents shall be delivered with respect to the Mortgage Loans:
[None]

[Additional]  [Modification]  of  Representations  and  Warranties:
-------------------------------------------------------------------

     [In addition to the representations and warranties set forth in the Agreement, as of the date hereof, the Company makes the following additional representations and warranties with respect to the Mortgage Loans: [None]. [Notwithstanding anything to the contrary set forth in the Agreement, with respect to each Mortgage Loan to be sold on the Closing Date, the representation
and  warranty  set forth in Section        of the Agreement shall be modified to
                                   -------
read  as  follows:]

     Except  as modified herein, Section        of the Agreement shall remain in
                                         ------
full  force  and  effect  as  of  the  date  hereof.


(page)
     IN WITNESS WHEREOF, the parties hereto have caused their names to be signed hereto by their respective duly authorized officers as of the date first above written.

                                        GREENPOINT MORTGAGE FUNDING, INC.

                                        By:
                                            -------------------------
                                        Name:
                                             ------------------------
                                        Title:
                                              ------------------------


                                        EMC  MORTGAGE  CORPORATION

                                        By:
                                            -------------------------
                                        Name:
                                             ------------------------
                                        Title:
                                              ------------------------


(page)
                                   SCHEDULE I
                                   ----------

                             MORTGAGE LOAN SCHEDULE


(page)
                                    EXHIBIT J

                      RECONSTITUTED MORTGAGE LOAN REPORTING


(a)     Servicer Mortgage Loan Number
(b)     FNMA Mortgage Loan Number (if applicable)
(c)     Lender/Seller Mortgage Loan Number     (if available)
(d) Scheduled Balance (scheduled end of month balance reporting to Master Servicer/Trustee)
(e)     Actual Balance (actual end of month balance received from Mortgagor)
(f)     Gross Rate (current gross rate)
(g)     Net Rate (current passthrough)
(h)     Last Payment Date (LPI_DATE in Fannie's Laser Reporting)
(i)     Delinquency Month (if available)
(j)     Default Flag, i.e. FC, REO, etc. (if available)
(k)     Pay-In-Full Date (Mortgage Loan paid off by Mortgagor)
(l)     Foreclosure start date
(m)     Foreclosure end date
(n)     REO Property date
(o)     With respect to Liquidated Mortgage Loans:
        (i)  amount of loss or gain (as applicable)
        (ii)  the date of the loss or gain.
        (iii)  the liquidation reason (paid in full or repurchased out of deal)
(p)     Fannie's Laser Reporting
        (i) Action Code (for default or paid off Mortgage Loans; i.e. 60, 65, etc.)
        (ii)  Action Date
        (iii)  Remit Prin (submitted principal amount)
        (iv)  Remit Int (submitted interest amount)
        (v) Pool/Invest indicator (indicating Schedule/Schedule or Actual/Actual pool)





                            EMC MORTGAGE CORPORATION
                                   Purchaser,


                         HSBC MORTGAGE CORPORATION (USA)
                                    Company,

                              AMENDED AND RESTATED
                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT

                          Dated as of September 1, 2005


                   (Fixed and Adjustable Rate Mortgage Loans)


(page)

                                TABLE OF CONTENTS


                                        ARTICLE I

Section 1.01   Defined Terms                                                 2

                                       ARTICLE II

Section 2.01   Agreement to Purchase. . . . . . . . . . . . . . . . . . . . 14
Section 2.02   Purchase Price . . . . . . . . . . . . . . . . . . . . . . . 15
Section 2.03   Servicing of Mortgage Loans. . . . . . . . . . . . . . . . . 15
Section 2.04   Record Title and Possession of Mortgage Files;
               Maintenance of Servicing Files . . . . . . . . . . . . . . . 15
Section 2.05   Books and Records. . . . . . . . . . . . . . . . . . . . . . 16
Section 2.06   Transfer of Mortgage Loans . . . . . . . . . . . . . . . . . 17
Section 2.07   Delivery of Mortgage Loan Documents. . . . . . . . . . . . . 17
Section 2.08   Quality Control Procedures . . . . . . . . . . . . . . . . . 19
Section 2.09   Near-term Principal Prepayments; Near Term Payment Defaults  19
Section 2.10   Modification of Obligations. . . . . . . . . . . . . . . . . 19

                                      ARTICLE III

Section 3.01   Representations and Warranties of the Company. . . . . . . . 21
Section 3.02   Representations and Warranties as to
               Individual Mortgage Loans. . . . . . . . . . . . . . . . . . 24
Section 3.03   Repurchase; Substitution . . . . . . . . . . . . . . . . . . 33
Section 3.04   Representations and Warranties of the Purchaser. . . . . . . 35

                                      ARTICLE IV

Section 4.01   Company to Act as Servicer . . . . . . . . . . . . . . . . . 36
Section 4.02   Collection of Mortgage Loan Payments . . . . . . . . . . . . 39
Section 4.03   Realization Upon Defaulted Mortgage Loans. . . . . . . . . . 40
Section 4.04   Establishment of Custodial Accounts;
               Deposits in Custodial Accounts . . . . . . . . . . . . . . . 41
Section 4.05   Permitted Withdrawals from the
               Custodial Account. . . . . . . . . . . . . . . . . . . . . . 42
Section 4.06   Establishment of Escrow Accounts;
               Deposits in Escrow Accounts. . . . . . . . . . . . . . . . . 43
Section 4.07   Permitted Withdrawals From Escrow Account. . . . . . . . . . 44
Section 4.08   Payment of Taxes, Insurance and Other
               Charges; Maintenance of Primary Mortgage
               Insurance Policies; Collections Thereunder . . . . . . . . . 45
Section 4.09   Transfer of Accounts . . . . . . . . . . . . . . . . . . . . 46
Section 4.10   Maintenance of Hazard Insurance. . . . . . . . . . . . . . . 46
Section 4.11   Maintenance of Mortgage Impairment
               Insurance Policy . . . . . . . . . . . . . . . . . . . . . . 47
Section 4.12   Fidelity Bond, Errors and Omissions
               Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . 48
Section 4.13   Title, Management and Disposition of REO  Property . . . . . 48
Section 4.14   Notification of Maturity Date. . . . . . . . . . . . . . . . 50

                                      ARTICLE V

Section 5.01   Distributions. . . . . . . . . . . . . . . . . . . . . . . . 50
Section 5.02   Statements to the Purchaser. . . . . . . . . . . . . . . . . 51
Section 5.03   Monthly Advances by the Company. . . . . . . . . . . . . . . 53
Section 5.04   Liquidation Reports. . . . . . . . . . . . . . . . . . . . . 53

                                     ARTICLE VI

Section 6.01   Assumption Agreements. . . . . . . . . . . . . . . . . . . . 53
Section 6.02   Satisfaction of Mortgages and Release
               of Mortgage Files. . . . . . . . . . . . . . . . . . . . . . 54
Section 6.03   Servicing Compensation . . . . . . . . . . . . . . . . . . . 55
Section 6.04   Annual Statement as to Compliance. . . . . . . . . . . . . . 56
Section 6.05   Annual Independent Certified Public
               Accountants' Servicing Report. . . . . . . . . . . . . . . . 56
Section 6.06   Purchaser's Right to Examine Company Records . . . . . . . . 56

                                     ARTICLE VII

Section 7.01   Company Shall Provide Information as Reasonably
               Required . . . . . . . . . . . . . . . . . . . . . . . . . . 57

                                    ARTICLE VIII

Section 8.01   Indemnification; Third Party Claims. . . . . . . . . . . . . 58
Section 8.02   Merger or Consolidation of the Company . . . . . . . . . . . 58
Section 8.03   Limitation on Liability of the Company and Others. . . . . . 59
Section 8.04   Company Not to Assign or Resign. . . . . . . . . . . . . . . 59
Section 8.05   No Transfer of Servicing . . . . . . . . . . . . . . . . . . 59

                                     ARTICLE IX

Section 9.01   Events of Default. . . . . . . . . . . . . . . . . . . . . . 61
Section 9.02   Waiver of Defaults . . . . . . . . . . . . . . . . . . . . . 62

                                     ARTICLE X

Section 10.01  Termination. . . . . . . . . . . . . . . . . . . . . . . . . 62
Section 10.02  Termination without cause. . . . . . . . . . . . . . . . . . 63

                                     ARTICLE XI

Section 11.01  Successor to the Company                                     63
Section 11.02  Amendment                                                    64
Section 11.03  Recordation of Agreement                                     65
Section 11.04  Governing Law                                                65
Section 11.05  Notices                                                      65
Section 11.06  Severability of Provisions                                   66
Section 11.07  Exhibits                                                     66
Section 11.08  General Interpretive Principles                              66
Section 11.09  Reproduction of Documents                                    67
Section 11.10  Confidentiality of Information                               67
Section 11.11  Recordation of Assignment of Mortgage                        67
Section 11.12  Assignment by Purchaser                                      68
Section 11.13  No Partnership                                               68
Section 11.14  Execution: Successors and Assigns                            68
Section 11.15  Entire Agreement                                             68
Section 11.16  No Solicitation                                              68
Section 11.17  Closing                                                      69
Section 11.18  Cooperation of Company with Reconstitution                   70
Section 11.19  Monthly Reporting with Respect to a Reconstitution

EXHIBITS
  A            Contents of Mortgage File
  B            Custodial Account Letter Agreement
  C            Escrow Account Letter Agreement
  D            Form of Assignment, Assumption and Recognition Agreement
  E            Form of Trial Balance
  F            [reserved]
  G            Request for Release of Documents and Receipt
  H            Company's Underwriting Guidelines
  I            Form of Term Sheet
  J            Reconstituted Mortgage Loan Reporting


(page)
     This is an Amended and Restated Purchase, Warranties and Servicing Agreement, dated as of September 1, 2005, which amends and restates the Purchase, Warranties and Servicing Agreement, originally dated May 1, 2002, each between EMC MORTGAGE CORPORATION, as Purchaser, with offices located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser") and HSBC Mortgage Corporation (USA), with offices located at 2929 Walden Avenue, Depew, New York 14043 (the "Company").

                              W I T N E S S E T H :
                              - - - - - - - - - -

     WHEREAS, the Purchaser has heretofore agreed to purchase from the Company and the Company has heretofore agreed to sell to the Purchaser, from time to time, certain Mortgage Loans on a servicing retained basis;

     WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule, which is annexed to the related Term Sheet; and

     WHEREAS, the Purchaser and the Company wish to prescribe the representations and warranties of the Company with respect to itself and the Mortgage Loans and the management, servicing and control of the Mortgage Loans;

     NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:


(page)
                                    ARTICLE I

                                   DEFINITIONS
                                   -----------

     Section  1.01  Defined  Terms.
                    --------------

     Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

     Accepted  Servicing  Practices:  With  respect  to any Mortgage Loan, those
     ------------------------------
mortgage servicing practices (including collection procedures) of prudent mortgage banking institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located, and which are in accordance with Fannie Mae servicing practices and procedures, for MBS pool mortgages, as defined in the Fannie Mae Guides including future updates.

     Adjustment  Date:  As  to  each  adjustable rate Mortgage Loan, the date on
     ----------------
which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

     Agreement:  This Purchase, Warranties and Servicing Agreement including all
     ---------
exhibits  hereto,  amendments  hereof  and  supplements  hereto.

     Appraised Value:  With respect to any Mortgaged Property, the lesser of (i)
     ---------------
the value thereof as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the minimum requirements of Fannie Mae and FHLMC, and (ii) the purchase price paid for the related Mortgaged Property by the Mortgagor with the proceeds of the Mortgage Loan, provided, however, in the case of a Refinanced Mortgage Loan, such value of the Mortgaged Property is based solely upon the value determined by an appraisal made for the originator of such Refinanced Mortgage Loan at the time of origination of such Refinanced Mortgage Loan by an appraiser who met the minimum requirements of FANNIE MAE and FHLMC. However in the case of a mortgage made on property in New York State value will always be determined by the appraisal for determining any requirement for primary mortgage insurance only.

     Assignment:  An  individual  assignment of the Mortgage, notice of transfer
     ----------
or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

     BIF:  The  Bank  Insurance  Fund,  or  any  successor  thereto.
     ---

     Business  Day:  Any  day  other  than:  (i) a Saturday or Sunday, or (ii) a
     -------------
legal holiday in the State of New York or (iii) a day on which banks in the State of New York are authorized or obligated by law or executive order to be closed.

     Buydown  Agreement:  An agreement between the Seller and a Mortgagor, or an
     ------------------
agreement among the Company, a Mortgagor and a seller of a Mortgaged Property or a third party with respect to a Mortgage Loan which provides for the application of Buydown Funds.

     Buydown  Funds:  In  respect  of  any  Buydown  Mortgage  Loan,  any amount
     --------------
contributed by seller of a Mortgaged Property subject to a Buydown Mortgage Loan, the buyer of such property, the Company or any other source, plus interest earned thereon, in order to enable the Mortgagor to reduce the payments required to be made from the mortgagor's fund in the early years of a Mortgage Loan.

     Buydown  Mortgage Loan:  Any Mortgage Loan in respect of which, pursuant to
     ----------------------
a Buydown Agreement, (i) the Mortgagor pays less than the full monthly payments specified in the Mortgage Note for a specified period, and (ii) the difference between the payments required under such Buydown Agreement and the Mortgage Note is provided from Buydown Funds.

     Buydown  Period:  The  period of time when a Buydown Agreement is in effect
     ---------------
with  respect  to  a  related  Buydown  Mortgage  Loan.

     Closing  Date:  With  respect  to any Mortgage Loan, the date stated on the
     -------------
related  Term  Sheet.

     Code:          The  Internal Revenue Code of 1986, or any successor statute
     ----
thereto.

     Company:  HSBC Mortgage Corporation (USA), their successors in interest and
     -------
assigns,  as  permitted  by  this  Agreement.

     Condemnation Proceeds:  All awards or settlements in respect of a Mortgaged
     ---------------------
Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

     Confirmation:  The  trade confirmation letter between the Purchaser and the
     ------------
Company  which  relates  to  the  Mortgage  Loans.

     Consumer  Information:  Information  including,  but  not  limited  to, all
     ---------------------
personal information about Mortgagors that is supplied to the Purchaser by or on behalf of the Company.

     Co-op  Lease:  With  respect  to  a Co-op Loan, the lease with respect to a
     ------------
dwelling unit occupied by the Mortgagor and relating to the stock allocated to the related dwelling unit.

     Co-op  Loan:  A Mortgage Loan secured by the pledge of stock allocated to a
     -----------
dwelling unit in a residential cooperative housing corporation and a collateral assignment of the related Co-op Lease.

     Credit  Score:  The credit score of the Mortgagor provided by Fair, Isaac &
     -------------
Company, Inc. or such other organization providing credit scores as per HSBC underwriting/program guidelines in affect at the time of the origination of a Mortgage Loan.

     Current  Appraised  Value:     With  respect to any Mortgaged Property, the
     -------------------------
value thereof as determined by an appraisal made for the Company (by an appraiser who met the requirements of the Company and Fannie Mae) at the request of a Mortgagor for the purpose of canceling a Primary Mortgage Insurance Policy in accordance with federal, state and local laws and regulations or otherwise made at the request of the Company or Mortgagor.

     Current  LTV:     The  ratio  of the Stated Principal Balance of a Mortgage
     ------------
Loan  to  the  Current  Appraised  Value  of  the  Mortgaged  Property.

     Custodial  Account:  Each  separate  demand account or accounts created and
     ------------------
maintained pursuant to Section 4.04 which shall be entitled "[_____________________], in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

     Custodian:  With  respect  to  any  Mortgage Loan, the entity stated on the
     ---------
related Term Sheet, and its successors and assigns, as custodian for the Purchaser.

     Cut-off  Date:  With  respect  to any Mortgage Loan, the date stated on the
     -------------
related  Term  Sheet.

     Determination  Date:  The  15th  day (or if such 15th day is not a Business
     -------------------
Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

     Due  Date:  The  day  of the month on which the Monthly Payment is due on a
     ---------
Mortgage Loan, exclusive of any days of grace, which is the first day of the month.

     Due  Period:  With respect to any Remittance Date, the period commencing on
     -----------
the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

     Eligible  Account:  An  account established and maintained: (i) within FDIC
     -----------------
insured accounts created, maintained and monitored by the Company so that all funds deposited therein are fully insured, or (ii) as a trust account with the corporate trust department of a depository institution or trust company organized under the laws of the United States of America or any one of the states thereof or the District of Columbia which is not affiliated with the Company (or any sub-servicer) or (iii) with an entity which is an institution whose deposits are insured by the FDIC, the unsecured and uncollateralized long-term debt obligations of which shall be rated "A2" or higher by Standard & Poor's and "A" or higher by Fitch, Inc. or one of the two highest short-term ratings by any applicable Rating Agency, and which is either (a) a federal savings association duly organized, validly existing and in good standing under the federal banking laws, (b) an institution duly organized, validly existing and in good standing under the applicable banking laws of any state, (c) a national banking association under the federal banking laws, or (d) a principal subsidiary of a bank holding company, or (iv) if ownership of the Mortgage Loans is evidenced by mortgaged-backed securities, the equivalent required ratings of each Rating Agency, and held such that the rights of the Purchaser and the owner of the Mortgage Loans shall be fully protected against the claims of any creditors of the Company (or any sub-servicer) and of any creditors or depositors of the institution in which such account is maintained or (v) in a separate non-trust account without FDIC or other insurance in an Eligible Institution. In the event that a Custodial Account is established pursuant to clause (iii), (iv) or (v) of the preceding sentence, the Company shall provide the Purchaser with written notice on the Business Day following the date on which the applicable institution fails to meet the applicable ratings requirements.

     Eligible Institution: An institution having (i) the highest short-term debt
     --------------------
rating, and one of the two highest long-term debt ratings of each Rating Agency; or (ii) with respect to any Custodial Account, an unsecured long-term debt rating of at least one of the two highest unsecured long-term debt ratings of each Rating Agency.

     Equity  Take-Out  Refinanced Mortgage Loan:  A Refinanced Mortgage Loan the
     ------------------------------------------
proceeds of which were in excess of the outstanding principal balance of the existing mortgage loan as defined in the HSBC underwriting manual in effect at the time of origination.

     Escrow  Account:  Each  separate  trust  account  or  accounts  created and
     ---------------
maintained pursuant to Section 4.06 which shall be entitled "__________________, in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

     Escrow  Payments:  With  respect  to  any  Mortgage  Loan,  the  amounts
     ----------------
constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

     Event of Default:  Any one of the conditions or circumstances enumerated in
     ----------------
Section  9.01.

     Fannie Mae:     The Federal National Mortgage Association, or any successor
     ----------
thereto.

     Fannie  Mae  Guide(s):  The  Fannie  Mae  Selling  Guide and the Fannie Mae
     ---------------------
Servicing  Guide  and  all  amendments  or  additions  thereto.

     FDIC:  The Federal Deposit Insurance Corporation, or any successor thereto.
     ----

     FHLMC:  The  Federal  Home  Loan  Mortgage  Corporation,  or  any successor
     -----
thereto.
     -

     FHLMC  Guide:  The  FHLMC  Single  Family  Seller/Servicer  Guide  and  all
     ------------
amendments  or  additions  thereto.

     Fidelity Bond:  A fidelity bond to be maintained by the Company pursuant to
     -------------
Section  4.12.

     FIRREA:  The  Financial  Institutions Reform, Recovery, and Enforcement Act
     ------
of  1989.

     First  Remittance  Date:  With respect to any Mortgage Loan, the Remittance
     -----------------------
Date occurring in the month following the month in which the related Closing Date occurs.

     GAAP:  Generally  accepted  accounting  principles,  consistently  applied.
     ----

     HUD:  The  United States Department of Housing and Urban Development or any
     ---
successor.

     Index:   With  respect  to  any  adjustable  rate  Mortgage Loan, the index
     -----
identified on the Mortgage Loan Schedule and set forth in the related Mortgage Note for the purpose of calculating the interest rate thereon.

     Initial  Rate  Cap:     As  to  each  adjustable  rate Mortgage Loan, where
     ------------------
applicable, the maximum increase or decrease in the Mortgage Interest Rate on the first Adjustment Date.

     Insurance  Proceeds:  With  respect  to  each  Mortgage  Loan,  proceeds of
     -------------------
insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

     Interest  Only  Mortgage  Loan:  A  Mortgage  Loan that requires payment of
     ------------------------------
interest for a period of time specified on the related Mortgage Note during the interest-only period followed by full amortization of the remaining balance for the remaining duration of the loan.

     Lifetime  Rate  Cap:  As to each adjustable rate Mortgage Loan, the maximum
     -------------------
Mortgage  Interest  Rate  over  the  term  of  such  Mortgage  Loan.

     Liquidation  Proceeds:  Cash received in connection with the liquidation of
     ---------------------
a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise.

     Loan-to-Value  Ratio  or LTV:  With respect to any Mortgage Loan, the ratio
     ----------------------------
of the original outstanding principal amount of the Mortgage Loan, to the lower of the Appraised Value or the Sales Price of the Mortgaged Property. However, in the case of a mortgage made on property in New York State, value will always be determined by the appraisal for determining any requirement for primary mortgage insurance only.

     Margin:  With  respect  to  each  adjustable  rate Mortgage Loan, the fixed
     ------
percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

     MERS:  Mortgage  Electronic  Registration  System,  Inc.,  a  subsidiary of
     ----
MERSCORP,  Inc.


     MERS  Mortgage Loan:  Any Mortgage Loan registered with MERS on the MERS(R)
     -------------------
System.


     MERS(R)  System:  The electronic mortgage registration system maintained by
     ----------------
MERS.

     MIN:  The  Mortgage  Identification  Number  for  any  MERS  Mortgage Loan.
     ---

     MOM Mortgage:  A Mortgage Loan naming MERS as the original mortgagee on the
     -------------
mortgage  security  instrument.

     Monthly  Advance:  The aggregate of the advances made by the Company on any
     ----------------
Remittance  Date  pursuant  to  Section  5.03.

     Monthly  Payment:  The  scheduled  monthly  payment  of  principal  (if
     ----------------
applicable) and interest on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

     Mortgage:  The  mortgage,  deed  of  trust  or  other instrument securing a
     --------
Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note.

     Mortgage  File:  The mortgage documents pertaining to a particular Mortgage
     --------------
Loan which are specified in Exhibit A hereto and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

     Mortgage  Impairment  Insurance  Policy:  A  mortgage impairment or blanket
     ---------------------------------------
hazard  insurance  policy  as  required  by  Section  4.11.

     Mortgage  Interest  Rate:  The annual rate at which interest accrues on any
     ------------------------
Mortgage  Loan,  which  may be adjusted from time to time for an adjustable rate
Mortgage  Loan,  in accordance with the provisions of the related Mortgage Note.

     Mortgage  Loan:  An  individual  mortgage loan which is the subject of this
     --------------
Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule attached to the related Term Sheet, which Mortgage Loan includes without limitation the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan, excluding replaced or repurchased mortgage loans.

     Mortgage  Loan  Documents:  The  documents  listed  in  Exhibit  A.
     -------------------------                             ------------

     Mortgage  Loan  Remittance  Rate:  With  respect to each Mortgage Loan, the
     --------------------------------
annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate.

     Mortgage  Loan  Schedule:  The  schedule  of  Mortgage Loans annexed to the
     ------------------------
related Term Sheet, such schedule setting forth the following information with respect to each Mortgage Loan in the related Mortgage Loan Package:

     (1)     the  Company's  Mortgage  Loan  identifying  number;

     (2)     the  Mortgagor's  first  and  last  name;

     (3) the street address of the Mortgaged Property including the city, state and zip code;

     (4) a code indicating whether the Mortgaged Property is owner-occupied, a second home or an investor property;

     (5)     the  type  of  residential  property  constituting  the  Mortgaged
Property;

     (6)     the  original  months  to  maturity  of  the  Mortgage  Loan;

     (7) the remaining months to maturity from the related Cut-off Date, based on the original amortization schedule and, if different, the maturity expressed in the same manner but based on the actual amortization schedule;

     (8) the Sales Price, if applicable, Appraised Value and Loan-to-Value Ratio, at origination;

     (9) the Mortgage Interest Rate as of origination and as of the related Cut-off Date; with respect to each adjustable rate Mortgage Loan, the initial Adjustment Date, the next Adjustment Date immediately following the related Cut-off Date, the Index, the Margin, the Initial Rate Cap, if any, Periodic Rate Cap, if any, minimum Mortgage Interest Rate under the terms of the Mortgage Note and the Lifetime Rate Cap;

     (10)     the  Origination  Date  of  the  Mortgage  Loan;

     (11)     the  stated  maturity  date;

     (12)     the  amount  of  the  Monthly  Payment  at  origination;

     (13)     the amount of the Monthly Payment as of the related  Cut-off Date;

     (14)     the  original  principal  amount  of  the  Mortgage  Loan;

     (15) the scheduled Stated Principal Balance of the Mortgage Loan as of the close of business on the related Cut-off Date, after deduction of payments of principal due on or before the related Cut-off Date whether or not collected;

     (16) a code indicating the purpose of the Mortgage Loan (i.e., purchase, rate and term refinance, equity take-out refinance);

     (17) a code indicating the documentation style (i.e. full, alternative, etc.);

     (18) the number of times during the twelve (12) month period preceding the related Closing Date that any Monthly Payment has been received after the month of its scheduled due date;

     (19)     the  date  on  which  the  first  payment  is  or  was  due;

     (20) a code indicating whether or not the Mortgage Loan is the subject of a Primary Mortgage Insurance Policy and the name of the related insurance carrier;

     (21) a code indicating whether or not the Mortgage Loan is currently convertible and the conversion spread;

     (22) the last Due Date on which a Monthly Payment was actually applied to the unpaid principal balance of the Mortgage Loan.

     (23)     product  type  (i.e.  fixed,  adjustable,  3/1,  5/1,  etc.);

     (24)     credit  score  and/or  mortgage  score,  if  applicable;

     (25) a code indicating whether or not the Mortgage Loan is the subject of a Lender Primary Mortgage Insurance Policy;

     (26) a code indicating whether or not the Mortgage Loan has a prepayment penalty and if so, the amount and term thereof;

     (27) the Current Appraised Value of the Mortgage Loan and Current LTV, if applicable;

     (28) for any Mortgage Loan originated in the State of New Jersey prior to July 7, 2004, whether such Mortgage Loan is a "Home Loan", "Covered Home Loan", "Manufactured Housing" or "Home Improvement Loan" as defined in the New Jersey Home Ownership Security Act of 2002; and

     (29)     whether  the  Mortgage  Loan  has  a mandatory arbitration clause;

     (30)     a  code  indicating  whether  the Mortgage Loan is a MERS Mortgage
Loan;

     (31)     MERS  #,  if  applicable.

     With  respect  to  the  Mortgage  Loans in the aggregate, the Mortgage Loan
Schedule attached to the related Term Sheet shall set forth the following information, as of the related Cut-off Date:

     (1)     the  number  of  Mortgage  Loans;

     (2) the current aggregate outstanding principal balance of the Mortgage Loans;

     (3)     the  weighted average Mortgage Interest Rate of the Mortgage Loans;

     (4)     the  weighted  average  maturity  of  the  Mortgage  Loans;  and

     (5)     the  weighted  average  months  to  next  Adjustment  Date;

     Mortgage  Note:  The  note  or  other  evidence  of  the  indebtedness of a
     --------------
Mortgagor  secured  by  a  Mortgage.

     Mortgaged  Property:  The  underlying real property securing repayment of a
     -------------------
Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the state in which such real property is located which may include condominium units and planned unit developments, improved by a residential dwelling; except that with respect to real property located in jurisdictions in which the use of leasehold estates for residential properties is a widely-accepted practice, a leasehold estate of the Mortgage, the term of which is equal to or longer than the term of the Mortgage.

     Mortgagor:  The  obligor  on  a  Mortgage  Note.
     ---------

     OCC:  Office  of  the  Comptroller  of  the  Currency,  its  successors and
     ---
assigns.

     Officers'  Certificate:  A certificate signed by the Chairman of the Board,
     ----------------------
the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant
Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

     Opinion  of  Counsel:  A written opinion of counsel, who may be an employee
     --------------------
of the party on behalf of whom the opinion is being given, reasonably acceptable to the Purchaser.

     Origination  Date:  The  date  on  which a Mortgage Loan funded, which date
     -----------------
shall not, in connection with a Refinanced Mortgage Loan, be the date of the funding of the debt being refinanced, but rather the closing of the debt currently outstanding under the terms of the Mortgage Loan Documents.

     OTS:  Office  of  Thrift  Supervision,  its  successors  and  assigns.
     ---

     Periodic  Rate  Cap:  As to each adjustable rate Mortgage Loan, the maximum
     -------------------
increase or decrease in the Mortgage Interest Rate on any Adjustment Date, as set forth in the related Mortgage Note and the related Mortgage Loan Schedule.

     Permitted  Investments:  Any  one  or  more of the following obligations or
     ----------------------
securities:

          (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

          (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

          (iii) repurchase obligations with a term not to exceed thirty (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause (ii)(a) above;

          (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such investment or contractual commitment providing for such investment; provided,
                                                                       --------
          however, that securities issued by any particular corporation will not
          -------
          be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted Investments to exceed 10% of the aggregate outstanding principal balances of all of the Mortgage Loans and Permitted Investments;

          (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

          (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and

          (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency.

provided,  however,  that  no  instrument  or  security  shall  be  a  Permitted
--------   -------
Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

     Person:  Any  individual,  corporation,  partnership,  joint  venture,
     ------
association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

     Prepayment  Interest  Shortfall:  With  respect to any Remittance Date, for
     -------------------------------
each Mortgage Loan that was the subject of a Principal Prepayment during the related Prepayment Period, an amount equal to the excess of one month's interest at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment over the amount of interest (adjusted to the Mortgage Loan Remittance
Rate) actually paid by the related Mortgagor with respect to such Prepayment Period.

     Prepayment  Period:     With  respect  to any Remittance Date, the calendar
     ------------------
month  preceding  the  month  in  which  such  Remittance  Date  occurs.

     Primary  Mortgage  Insurance  Policy:  Each  primary  policy  of  mortgage
     ------------------------------------
insurance represented to be in effect pursuant to Section 3.02(hh), or any replacement policy therefor obtained by the Company pursuant to Section 4.08.

     Prime  Rate:  The prime rate announced to be in effect from time to time as
     -----------
published  as  the  average rate in the Wall Street Journal (Northeast Edition).

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan full or partial which is received in advance of its scheduled Due Date, excluding any prepayment penalty, and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     Purchase  Price:  As  defined  in  Section  2.02.
     ---------------

     Purchaser:  EMC  Mortgage  Corporation,  its  successors  in  interest  and
     ---------
assigns.

     Qualified  Appraiser:  An appraiser who had no interest, direct or indirect
     --------------------
in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and such appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder and the requirements of Fannie Mae, all as in effect on the date the Mortgage Loan was originated.

     Qualified  Insurer:  An  insurance company duly qualified as such under the
     ------------------
laws of the states in which the Mortgaged Properties are located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae or FHLMC.

     Rating Agency: Standard & Poor's, Fitch, Inc. or, in the event that some or
     -------------
all of the ownership of the Mortgage Loans is evidenced by mortgage-backed securities, the nationally recognized rating agencies issuing ratings with respect to such securities, if any.

     Refinanced  Mortgage  Loan:  A  Mortgage Loan which was made to a Mortgagor
     --------------------------
who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which are not in excess of the existing first mortgage, as outlined in the HSBC Underwriting Guidelines in effect at the time of origination.

     REMIC:  A  "real  estate  mortgage  investment  conduit,"  as  such term is
     ------
defined  in  Section  860D  of  the  Code.

     REMIC Provisions:  The provisions of the federal income tax law relating to
     -----------------
REMICs, which appear at Sections 860A through 860G of the Code, and the related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

     Remittance  Date:  The  18th  day  of  any  month, beginning with the First
     ----------------
Remittance Date, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

     REO  Disposition:  The  final  sale  by  the  Company  of any REO Property.
     ----------------

     REO  Disposition  Proceeds:  Amounts  received by the Company in connection
     --------------------------
with  a  related  REO  Disposition.

     REO  Property:  A  Mortgaged  Property acquired by the Company on behalf of
     -------------
the  Purchaser  as  described  in  Section  4.13.

     Repurchase  Price:  With respect to any Mortgage Loan, a price equal to (i)
     -----------------
the product of the greater of 100% or the percentage of par as stated in the Confirmation multiplied by the Stated Principal Balance of such Mortgage Loan on the repurchase date, plus (ii) interest on such outstanding principal balance at the Mortgage Loan Remittance Rate from the last date through which interest has been paid and distributed to the Purchaser to the end of the month of repurchase,; less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

     SAIF:  The  Savings  Association  Insurance Fund, or any successor thereto.
     ----

     Sales  Price:     With  respect  to any Mortgage Loan the proceeds of which
     ------------
were used by the Mortgagor to acquire the related Mortgaged Property, the amount paid by the related Mortgagor for such Mortgaged Property.

     Servicing  Advances:  All  customary,  reasonable  and  necessary  "out  of
     -------------------
pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Company specifies the Mortgage Loan(s) to which such expenses relate and, upon Purchaser's request, provides documentation supporting such expense (which documentation would be acceptable to Fannie Mae), and provided further that any such enforcement, administrative or judicial proceeding does not arise out of a breach of any representation, warranty or covenant of the Company hereunder), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage, (e) any expenses reasonably sustained by the Company with respect to the liquidation of the Mortgaged Property in accordance with the terms of this Agreement and (f) compliance with the obligations under Section 4.08.

     Servicing  Fee:  With  respect  to  each  Mortgage  Loan, the amount of the
     --------------
annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion of such Monthly Payment collected by the Company, or as otherwise provided under Section
4.05 and in accordance with the Fannie Mae Guide(s). Any fee payable to the Company for administrative services related to any REO Property as described in
Section 4.13 shall be payable from Liquidation Proceeds of the related REO Property.

     Servicing  Fee  Rate:  As  set  forth  in  the  Term  Sheet.
     --------------------

     Servicing  File:  With  respect to each Mortgage Loan, the file retained by
     ---------------
the Company consisting of originals of all documents in the Mortgage File which are not delivered to the Purchaser and copies of the Mortgage Loan Documents listed in Exhibit A, the originals of which are delivered to the Purchaser or its designee pursuant to Section 2.04.

     Servicing  Officer:  Any officer of the Company involved in, or responsible
     ------------------
for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

     Stated  Principal  Balance:  As  to  each  Mortgage  Loan as of any date of
     --------------------------
determination, (i) the principal balance of such Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

     Subservicer:  Any  subservicer  which  is  subservicing  the Mortgage Loans
     -----------
pursuant to a Subservicing Agreement. Any subservicer shall meet the qualifications set forth in Section 4.01.

     Subservicing  Agreement:  An  agreement  between  the  Company  and  a
     -----------------------
Subservicer,  if  any,  for  the  servicing  of  the  Mortgage  Loans.
     ------

     Term Sheet: A supplemental agreement in the form attached hereto as Exhibit
     ----------
I which shall be executed and delivered by the Company and the Purchaser to provide for the sale and servicing pursuant to the terms of this Agreement of the Mortgage Loans listed on Schedule I attached thereto, which supplemental agreement shall contain certain specific information relating to such sale of such Mortgage Loans and may contain additional covenants relating to such sale of such Mortgage Loans.


                                   ARTICLE II

            PURCHASE OF MORTGAGE LOANS; SERVICING OF MORTGAGE LOANS;
            --------------------------------------------------------
                 RECORD TITLE AND POSSESSION OF MORTGAGE FILES;
                 ----------------------------------------------
                     BOOKS AND RECORDS; CUSTODIAL AGREEMENT;
                     ---------------------------------------
                       DELIVERY OF MORTGAGE LOAN DOCUMENTS
                       -----------------------------------

     Section  2.01     Agreement  to  Purchase.
                       -----------------------

     The Company agrees to sell and the Purchaser agrees to purchase the Mortgage Loans having an aggregate Stated Principal Balance on the related Cut-off Date set forth in the related Term Sheet in an amount as set forth in the Confirmation, or in such other amount as agreed by the Purchaser and the Company as evidenced by the actual aggregate Stated Principal Balance of the Mortgage Loans accepted by the Purchaser on the related Closing Date, with servicing retained by the Company. The Company shall deliver the related Mortgage Loan Schedule attached to the related Term Sheet for the Mortgage Loans to be purchased on the related Closing Date to the Purchaser at least two (2) Business Days prior to the related Closing Date. The Mortgage Loans shall be sold pursuant to this Agreement, and the related Term Sheet shall be executed and delivered on the related Closing Date.

     Section  2.02     Purchase  Price.
                       ---------------

     The Purchase Price for each Mortgage Loan shall be the percentage of par as stated in the Confirmation (subject to adjustment as provided therein), multiplied by the Stated Principal Balance, as of the related Cut-off Date, of the Mortgage Loan listed on the related Mortgage Loan Schedule attached to the related Term Sheet, after application of scheduled payments of principal due on or before the related Cut-off Date whether or not collected.

     In addition to the Purchase Price as described above, the Purchaser shall pay to the Company, at closing, accrued interest on the Stated Principal Balance of each Mortgage Loan as of the related Cut-off Date at the Mortgage Loan Remittance Rate of each Mortgage Loan from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

     The Purchase Price plus accrued interest as set forth in the preceding paragraph shall be paid on the related Closing Date by wire transfer of immediately available funds.

      Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected on or after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Company or any successor servicer after the related Cut-off Date shall belong to the Company), and (3) all payments of interest on the Mortgage Loans net of applicable Servicing Fees (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The outstanding principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected, together with any unscheduled principal prepayments collected prior to the related Cut-off Date; provided, however, that payments of scheduled principal and interest prepaid for a Due Date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts shall be the property of the Purchaser. The Company shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Company to the Purchaser.

     Section  2.03     Servicing  of  Mortgage  Loans.
                       ------------------------------

     Simultaneously with the execution and delivery of each Term Sheet, the Company does hereby agree to directly service the Mortgage Loans listed on the related Mortgage Loan Schedule attached to the related Term Sheet subject to the terms of this Agreement and the related Term Sheet. The rights of the Purchaser to receive payments with respect to the related Mortgage Loans shall be as set forth in this Agreement.

     Section 2.04     Record Title and Possession of Mortgage Files; Maintenance
                      ----------------------------------------------------------
of  Servicing  Files.
--------------------

     As of the related Closing Date, the Company sold, transferred, assigned, set over and conveyed to the Purchaser, without recourse, on a servicing retained basis, and the Company hereby acknowledges that the Purchaser has, but subject to the terms of this Agreement and the related Term Sheet, all the right, title and interest of the Company in and to the Mortgage Loans. Company will deliver the Mortgage Files to the Custodian designated by Purchaser, on or before the related Closing Date, at the expense of the Company. The Company shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Purchaser. The Servicing File shall contain all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Company is at the will of the Purchaser, for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Company is in a custodial capacity only. From the related Closing Date, the ownership of each Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Purchaser. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Company shall be received and held by the Company in trust for the benefit of the Purchaser as the owner of the Mortgage Loans. Any portion of the Mortgage Files retained by the Company shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loans by the Purchaser. The Company shall release its custody of the contents of the Mortgage Files only in accordance with written instructions of the Purchaser, except when such release is required as incidental to the Company's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan or Loans with respect thereto pursuant to this Agreement and the related Term Sheet, such written instructions shall not be required.

     Section  2.05      Books  and  Records.
                        -------------------

     The sale of each Mortgage Loan shall be reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans that shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or FHLMC, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage of any condominium project as required by Fannie Mae or FHLMC, and periodic inspection reports as required by
Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche.

     The Company shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

     In addition to the foregoing, Company shall provide to any supervisory agents or examiners that regulate Purchaser, including but not limited to, the OTS, the FDIC and other similar entities, access, during normal business hours, upon reasonable advance notice to Company and without charge to Company or such supervisory agents or examiners, to any documentation regarding the Mortgage Loans that may be required by any applicable regulator.

     Section  2.06.     Transfer  of  Mortgage  Loans.
                        -----------------------------

     The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Company in accordance with this Section 2.06 and the books and records of the Company show such person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that the transferee will not be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer in an Assignment and Assumption of this Agreement substantially in the form of Exhibit D hereto executed by the transferee shall have been delivered to the Company. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and the previous Purchaser shall be released from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

     Section  2.07     Delivery  of  Mortgage  Loan  Documents.
                       ---------------------------------------

     The Company shall deliver and release to the Purchaser or its designee the Mortgage Loan Documents in accordance with the terms of this Agreement and the related Term Sheet. The documents enumerated as items (1), (2), (3), (4), (5),
(6), (7), (8), (9) and (16) (including those listed in (B) relating to Co-op Loans) in Exhibit A hereto shall be delivered by the Company to the Purchaser or its designee no later than three (3) Business Days prior to the related Closing Date pursuant to a bailee letter agreement. All other documents in Exhibit A hereto, together with all other documents executed in connection with the Mortgage Loan that Company may have in its possession, shall be retained by the Company in trust for the Purchaser. If the Company cannot deliver the original recorded Mortgage Loan Documents or the original policy of title insurance, including riders and endorsements thereto, on the related Closing Date, the Company shall, promptly upon receipt thereof and in any case not later than 180 days from the related Closing Date, deliver such original documents, including original recorded documents, to the Purchaser or its designee (unless the Company is delayed in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office). If delivery is not completed within 270 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Company shall continue to use its best efforts to effect delivery as soon as possible thereafter, provided that if such documents are not delivered by the 360th day from the date of the related
Closing Date, the Company shall repurchase the related Mortgage Loans at the Repurchase Price in accordance with Section 3.03 hereof.

     The Company shall pay all initial recording fees, if any, for the assignments of mortgage and any other fees in connection with the transfer of all original documents to the Purchaser or its designee. Company shall prepare, in recordable form, all assignments of mortgage necessary to assign the Mortgage Loans to Purchaser, or its designee. Company shall be responsible for recording the assignments of mortgage.

     Any review by the Purchaser, or its designee, of the Mortgage Files shall in no way alter or reduce the Company's obligations hereunder.

     If the Purchaser or its designee discovers any defect with respect to a Mortgage File, the Purchaser shall, or shall cause its designee to, give written specification of such defect to the Company which may be given in the exception report or the certification delivered pursuant to this Section 2.07, or otherwise in writing and the Company shall cure or repurchase such Mortgage Loan in accordance with Section 3.03.

     The Company shall forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution; provided, however, that the Company shall provide the Purchaser, or its designee, with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty (60) days of its submission for recordation.

     From time to time the Company may have a need for Mortgage Loan Documents to be released from Purchaser, or its designee. Purchaser shall, or shall cause its designee, upon the written request of the Company, within ten (10) Business Days, deliver to the Company, any requested documentation previously delivered to Purchaser as part of the Mortgage File, provided that such documentation is promptly returned to Purchaser, or its designee, when the Company no longer requires possession of the document, and provided that during the time that any such documentation is held by the Company, such possession is in trust for the benefit of Purchaser. Company shall indemnify Purchaser, and its designee, from and against any and all losses, claims, damages, penalties, fines, forfeitures, costs and expenses (including court costs and reasonable attorney's fees) resulting from or related to the loss, damage, or misplacement of any documentation delivered to Company pursuant to this paragraph.

     In addition, in connection with the assignment of any MERS Mortgage Loan, the Company agrees that it will cause, at its own expense, the MERS(R) System to indicate that such Mortgage Loans have been assigned by the Company to the Purchaser in accordance with this Agreement by including (or deleting, in the case of Mortgage Loans which are repurchased in accordance with this Agreement) in such computer files the information required by the MERS(R) System to identify the Purchaser of such Mortgage Loans. The Company further agrees that it will not alter the information referenced in this paragraph with respect to any Mortgage Loan during the term of this Agreement unless and until such Mortgage Loan is repurchased in accordance with the terms of this Agreement.

     Section  2.08     Quality  Control  Procedures.
                       ----------------------------

     The Company must have an internal quality control program that verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. The program must be capable of evaluating and monitoring the overall quality of its loan production and servicing activities. The program is to ensure that the Mortgage Loans are originated and serviced in accordance with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.

     Section  2.09  Near-term  Principal Prepayments; Near Term Payment Defaults
                  --------------------------------------------------------------

           In the event any Principal Prepayment in full is made by a Mortgagor on or prior to three months after the related Closing Date, the Company shall remit to the Purchaser an amount equal to the excess, if any, of the Purchase Price Percentage over par multiplied by the amount of such Principal Prepayment in full. Such remittance shall be made by the Company to Purchaser no later than the third Business Day following receipt of such Principal Prepayment by the Company.

           In the event the first scheduled Monthly Payment which is due under any Mortgage Loan after the related Cut-off Date is not made during the month in which such Monthly Payment is due, then not later than five (5) Business Days after notice to the Company by Purchaser (and at Purchaser's sole option), the Company, shall repurchase such Mortgage Loan from the Purchaser pursuant to the repurchase provisions contained in this Subsection 3.03.

     Section 2.10     Modification of Obligations.    Purchaser may, without any
                      ----------------------------
notice to Company, extend, compromise, renew, release, change, modify, adjust or alter, by operation of law or otherwise, any of the obligations of the Mortgagors or other persons obligated under a Mortgage Loan without releasing or otherwise affecting the obligations of Company under this Agreement, or with respect to such Mortgage Loan, except to the extent Purchaser's extension, compromise, release, change, modification, adjustment, or alteration affects Company's ability to collect the Mortgage Loan or realize on the security of the Mortgage, but then only to the extent such action has such effect.

                                   ARTICLE III

                        REPRESENTATIONS AND WARRANTIES OF
                        ---------------------------------
                THE COMPANY; REPURCHASE; REVIEW OF MORTGAGE LOANS
                -------------------------------------------------

     Section  3.01     Representations  and  Warranties  of  the  Company.
                       ---------------------------------------------------

     The Company represents, warrants and covenants to the Purchaser that, as of the related Closing Date or as of such date specifically provided herein:

     (a) The Company is a corporation, duly organized, validly existing and in good standing under the laws of the State of Delaware and has all licenses necessary to carry out its business as now being conducted, and is licensed and qualified to transact business in and is in good standing under the laws of each state in which any Mortgaged Property is located or is otherwise exempt under applicable law from such licensing or qualification or is otherwise not required under applicable law to effect such licensing or qualification and no demand for such licensing or qualification has been made upon such Company by any such state, and in any event such Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

     (b) The Company has the full power and authority and legal right to hold, transfer and convey each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet and any agreements contemplated hereby, has duly executed and delivered this Agreement and the related Term Sheet, and any agreements contemplated hereby, and this Agreement and the related Term Sheet and each Assignment to the Purchaser and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Company, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Company to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Company in accordance with their terms;

     (c)  Neither  the  execution and delivery of this Agreement and the related
Term Sheet, nor the origination or purchase of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Company's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Company or its properties are subject, or impair the ability of the Purchaser to realize on the Mortgage Loans.

     (d) There is no litigation, suit, proceeding or investigation pending or, to the best of Company's knowledge, threatened, or any order or decree outstanding, with respect to the Company which, either in any one instance or in the aggregate, is reasonably likely to have a material adverse effect on the sale of the Mortgage Loans, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Company.

     (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the related Term Sheet, or the sale of the Mortgage Loans and delivery of the Mortgage Files to the Purchaser or the consummation of the transactions contemplated by this Agreement or the related Term Sheet, except for consents, approvals, authorizations and orders which have been obtained;

     (f) The consummation of the transactions contemplated by this Agreement or the related Term Sheet is in the ordinary course of business of the Company and Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement or the related Term Sheet are not subject to bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

     (g) The origination and servicing practices used by the Company and any prior originator or servicer with respect to each Mortgage Note and Mortgage have been legal and in accordance with applicable laws and regulations and the Mortgage Loan Documents, and in all material respects proper and prudent in the mortgage origination and servicing business. Each Mortgage Loan has been serviced in all material respects with Accepted Servicing Practices. With respect to escrow deposits and payments that the Company, on behalf of an investor, is entitled to collect, all such payments are in the possession of, or under the control of, the Company, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;

     (h) The Company used no selection procedures that identified the Mortgage Loans as being less desirable or valuable than other comparable mortgage loans in the Company's portfolio at the related Cut-off Date;

     (i) The Company will treat the sale of the Mortgage Loans to the Purchaser as a sale for reporting and accounting purposes and, to the extent appropriate, for federal income tax purposes;

     (j) Company is an approved seller/servicer of residential mortgage loans for Fannie Mae, FHLMC and HUD, with such facilities, procedures and personnel necessary for the sound servicing of such mortgage loans. The Company is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, if applicable, meets the minimum capital requirements set forth by the OCC, and is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae and FHLMC and no event has occurred which would make Company unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC;

     (k) The Company does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every covenant contained in this Agreement or the related Term Sheet. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of the Company's creditors;

     (l) No statement, tape, diskette, form, report or other document prepared by, or on behalf of, Company pursuant to this Agreement or the related Term Sheet or in connection with the transactions contemplated hereby, contains or will contain any statement that is or will be inaccurate or misleading in any material respect;

     (m) The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for performing such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement. In the opinion of Company, the consideration received by Company upon the sale of the Mortgage Loans to Purchaser under this Agreement and the related Term Sheet constitutes fair consideration for the Mortgage Loans under current market conditions.

     (n) Company has delivered to the Purchaser financial statements of its parent, for its last two complete fiscal years. All such financial information fairly presents the pertinent results of operations and financial position for the period identified and has been prepared in accordance with GAAP consistently applied throughout the periods involved, except as set forth in the notes thereto. There has been no change in the business, operations, financial condition, properties or assets of the Company since the date of the Company's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement;

     (o) The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans; and

     (p) At the time any Mortgage Loan is registered by the Company with MERS, the Company will be a member of MERS in good standing, and will comply in all material respects with the rules and procedures of MERS in connection with the servicing of the MERS Mortgage Loans for as long as such Mortgage Loans are registered with MERS.

     Section  3.02     Representations  and Warranties as to Individual Mortgage
                       ---------------------------------------------------------
Loans.
-----

     References in this Section to percentages of Mortgage Loans refer in each case to the percentage of the aggregate Stated Principal Balance of the Mortgage Loans as of the related Cut-off Date, based on the outstanding Stated Principal Balances of the Mortgage Loans as of the related Cut-off Date, and giving effect to scheduled Monthly Payments due on or prior to the related Cut-off Date, whether or not received. References to percentages of Mortgaged Properties refer, in each case, to the percentages of expected aggregate Stated Principal Balances of the related Mortgage Loans (determined as described in the preceding sentence). The Company hereby represents and warrants to the Purchaser, as to each Mortgage Loan, as of the related Closing Date as follows:

      (a) The information set forth in the Mortgage Loan Schedule attached to the related Term Sheet is true, complete and correct in all material respects as of the related Cut-Off Date;

     (b) The Mortgage creates a valid, subsisting and enforceable first lien or a first priority ownership interest in an estate in fee simple in real property securing the related Mortgage Note subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors;

     (c) All payments due prior to the related Cut-off Date for such Mortgage Loan have been made as of the related Closing Date; the Mortgage Loan has not been dishonored; there are no material defaults under the terms of the Mortgage Loan; the Company has not advanced its own funds, or induced, solicited or knowingly received any advance of funds from a party other than the owner of the Mortgaged Property subject to the Mortgage, directly or indirectly, for the payment of any amount required by the Mortgage Loan. As of the related Closing Date, all of the Mortgage Loans will have an actual interest paid to date of their related Cut-off Date(or later) and will be due for the scheduled monthly payment next succeeding the Cut-off Date (or later), as evidenced by a posting to Company's servicing collection system. No payment under any Mortgage Loan is delinquent as of the related Closing Date nor has any scheduled payment been delinquent at any time during the twelve (12) months prior to the month of the related Closing Date. For purposes of this paragraph, a Mortgage Loan will be deemed delinquent if any payment due thereunder was not paid by the Mortgagor in the month such payment was due;

     (d) There are no defaults by Company in complying with the terms of the Mortgage, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable;

     (e) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded to the extent any such recordation is required by law, or, necessary to protect the interest of the Purchaser. No instrument of waiver, alteration or modification has been executed except in connection with a modification agreement and which modification agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule, and no Mortgagor has been released, in whole or in part, from the terms thereof except in connection with an assumption agreement and which assumption agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule; the substance of any such waiver, alteration or modification has been approved by the issuer of any related Primary Mortgage Insurance Policy and title insurance policy, to the extent required by the related policies;

     (f) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render the Mortgage Note or Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and as of the related Closing Date the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding;

     (g) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by an insurer acceptable under the Fannie Mae or FHLMC Guides, against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae or FHLMC Guide, as well as all additional requirements set forth in Section 4.10 of this Agreement. All such standard hazard policies are in full force and effect and contain a standard mortgagee clause naming the Company and its successors in interest and assigns as loss payee and such clause is still in effect and all premiums due thereon have been paid. If required by the Flood Disaster Protection Act of 1973, as amended, the Mortgage Loan is covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration which policy conforms to Fannie Mae or FHLMC requirements, as well as all additional requirements set forth in Section 4.10 of this Agreement. Such policy was issued by an insurer acceptable under Fannie Mae or FHLMC guidelines. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefor from the Mortgagor. Neither the Company (nor any prior originator or servicer of any of the Mortgage Loans) nor any Mortgagor has engaged in any act or omission which has impaired or would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either;

     (h) Each Mortgage Loan complies with, and the Company has complied with, applicable local, state and federal laws, regulations and other requirements including, without limitation, usury, equal credit opportunity, real estate settlement procedures, the Federal Truth-In-Lending Act, disclosure laws and all applicable predatory and abusive lending laws and consummation of the transactions contemplated hereby, including without limitation, the receipt of interest by the owner of such Mortgage Loan, will not involve the violation of any such laws, rules or regulations. None of the Mortgage Loans are (a) Mortgage Loans subject to 12 CFR Part 226.31, 12 CFR Part 226.32 or 226.34 of Regulation Z, the regulation implementing TILA, which implements the Home Ownership and Equity Protection Act of 1994, as amended, or (b) except as may be provided in subparagraph (c) below, classified and/or defined, as a "high cost", "threshold", "predatory" "high risk home loan" or "covered" loan (or a similarly classified loan using different terminology under a law imposing additional legal liability for mortgage loans having high interest rates, points and or/fees) under any other state, federal or local law including, but not limited to, the States of Georgia, New York, North Carolina, Arkansas, Kentucky or New Mexico, or (c) Mortgage Loans subject to the New Jersey Home Ownership Security Act of 2002 (the "Act"), unless such Mortgage Loan is a (1) "Home Loan" as defined in the Act that is a first lien Mortgage Loan, which is not a "High Cost Home Loan" as defined in the Act or (2) "Covered Home Loan" as defined in the Act that is a first lien purchase money Mortgage Loan, which is not a High Cost Home Loan under the Act. In addition to and notwithstanding anything to the contrary herein, no Mortgage Loan for which the Mortgaged Property is located in New Jersey is a Home Loan as defined in the Act that was made, arranged, or assigned by a person selling either a manufactured home or home improvements to the Mortgaged Property or was made by an originator to whom the Mortgagor was referred by any such seller. Each Mortgage Loan is being (and has been) serviced in accordance with Accepted Servicing Practices and applicable state and federal laws, including, without limitation, the Federal Truth-In-Lending Act and other consumer protection laws, real estate settlement procedures, usury, equal credit opportunity and disclosure laws. Company shall maintain in its possession, available for the Purchaser's inspection, as appropriate, and shall deliver to the Purchaser or its designee upon demand, evidence of compliance with all such requirements;

     (i) The Mortgage has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

     (j) The Mortgage is a valid, subsisting, enforceable and perfected first lien on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems affixed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing securing the Mortgage Note's original principal balance subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors. The Mortgage and the Mortgage Note do not contain any evidence of any security interest or other interest or right thereto. Such lien is free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage subject only to (1) the lien of non-delinquent current real property taxes and assessments not yet due and payable, (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording which are acceptable to mortgage lending institutions generally and either (A) which are referred to in the lender's title insurance policy delivered to the originator or otherwise considered in the appraisal made for the originator of the Mortgage Loan, or (B) which do not adversely affect the residential use or Appraised
Value of the Mortgaged Property as set forth in such appraisal, and (3) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting, enforceable and perfected first lien and first priority security interest on the property described therein, and the Company has the full right to sell and assign the same to the Purchaser;

     (k) The Mortgage Note and the related Mortgage are original and genuine and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors, and the Company has taken all action necessary to transfer such rights of enforceability to the Purchaser. All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage. The Mortgage Loan Documents are on forms acceptable to Fannie Mae and FHLMC. The Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to a Mortgage Loan has taken place on the part of Company or the Mortgagor, or on the part of any other party involved in the origination or servicing of the Mortgage Loan. The proceeds of the Mortgage Loan have been fully disbursed and there is no requirement for future advances thereunder, and any and all requirements as to completion of any on-site or off-site improvements and as to disbursements of any escrow funds therefor have been complied with. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

     (l) The Company is the sole owner and holder of the Mortgage Loan and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loan to the Purchaser, the Company will retain the Mortgage File or any part thereof with respect thereto not delivered to the Purchaser or the Purchaser's designee in trust only for the purpose of servicing and supervising the servicing of the Mortgage Loan. Immediately prior to the transfer and assignment to the Purchaser, the Mortgage Loan, including the Mortgage Note and the Mortgage, were not subject to an assignment, sale or pledge to any person other than Purchaser, and the Company had good and marketable title to and was the sole owner thereof and had full right to transfer and sell the Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, charge, claim or security interest and has the full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign the Mortgage Loan pursuant to this Agreement and following the sale of the Mortgage Loan, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Company intends to relinquish all rights to possess, control and monitor the Mortgage Loan, except for the purposes of servicing the Mortgage Loan as set forth in this Agreement. After the related Closing Date, the Company will not have any right to modify or alter the terms of the sale of the Mortgage Loan and the Company will not have any obligation or right to repurchase the Mortgage Loan or substitute another Mortgage Loan, except as provided in this Agreement, or as otherwise agreed to by the Company and the Purchaser;

     (m) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy or insurance acceptable to Fannie Mae or FHLMC (including adjustable rate endorsements), issued by a title insurer acceptable to Fannie Mae or FHLMC and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (j)(1), (2) and (3) above) the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly
Payment. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. The Company, its successors and assigns, is the sole insured of such lender's title insurance policy, such title insurance policy has been duly and validly endorsed to the Purchaser or the assignment to the Purchaser of the Company's interest therein does not require the consent of or notification to the insurer and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder or servicer of the related Mortgage, including the Company, nor any Mortgagor, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;

     (n) There is no default, breach, violation or event of acceleration existing under the Mortgage or the related Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration; and neither the Company, nor any prior mortgagee has waived any default, breach, violation or event permitting acceleration;

     (o) There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to or equal to the lien of the related Mortgage;

     (p) All improvements subject to the Mortgage which were considered in determining the appraised value of the Mortgaged Property lie wholly within the boundaries and building restriction lines of the Mortgaged Property (and wholly within the project with respect to a condominium unit) and no improvements on adjoining properties encroach upon the Mortgaged Property except those which are insured against by the title insurance policy referred to in clause (m) above and all improvements on the property comply with all applicable zoning and subdivision laws and ordinances;

     (q) Each Mortgage Loan was originated by or for the Company pursuant to, and conforms with, the Company's underwriting guidelines attached as Exhibit H hereto. The Mortgage Loan bears interest at an adjustable rate (if applicable) as set forth in the related Mortgage Loan Schedule, and Monthly Payments under the Mortgage Note are due and payable on the first day of each month. The Mortgage contains the usual and enforceable provisions of the Company at the time of origination for the acceleration of the payment of the unpaid principal amount of the Mortgage Loan if the related Mortgaged Property is sold without the prior consent of the mortgagee thereunder;

     (r) The Mortgaged Property is not subject to any material damage. At origination of the Mortgage Loan there was not, since origination of the Mortgage Loan there has not been, and there currently is no proceeding pending for the total or partial condemnation of the Mortgaged Property. The Company has not received notification that any such proceedings are scheduled to commence at a future date;

     (s) The related Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (1) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (2) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

     (t) If the Mortgage constitutes a deed of trust, a trustee, authorized and duly qualified if required under applicable law to act as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses, except as may be required by local law, are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale or attempted sale after default by the Mortgagor;

     (u) The Mortgage File contains an appraisal of the related Mortgaged Property signed prior to the final approval of the mortgage loan application by a Qualified Appraiser who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae or FHLMC and Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated. The appraisal is in a form acceptable to Fannie Mae or FHLMC;

     (v) All parties which have had any interest in the Mortgage, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (A) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (B) (1) organized under the laws of such state, or (2) qualified to do business in such state, or (3) federal savings and loan associations or national banks or a Federal Home Loan Bank or savings bank having principal offices in such state, or (4) not doing business in such state;

     (w) The related Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to above and such collateral does not serve as security for any other obligation;

     (x) The Mortgagor has received and has executed, where applicable, all disclosure materials required by applicable law with respect to the making of such mortgage loans;

     (y) The Mortgage Loan does not contain "graduated payment" features. Unless otherwise indicated on the related Mortgage Loan Schedule, no Mortgage Loan is subject to a buydown agreement or contains any buydown provision. With respect to any temporary Buydown Mortgage Loan, the maximum CLTV is ninety-five percent (95%); the maximum rate discount is three percent (3%), the maximum Buydown Period is three (3) years; the maximum increase is one percent (1%) per year; with respect to LTV that is 80.01% and above, the debt-to-income ratio and payment shock are calculated at the second year Mortgage Interest Rate; with respect to LTV 80.00% and below, debt-to-income ratio and payment shock are calculated at the first year Mortgage Interest Rate. With respect to each Mortgage Loan that is a Buydown Mortgage Loan, (i) on or before the date of origination of such Mortgage Loan, the Company and the Mortgagor, or the Company, the Mortgagor and the seller of the Mortgaged Property or a third party entered into a Buydown Agreement. The Buydown Agreement provides that the seller of the Mortgaged Property (or third party) shall deliver to the Company temporary Buydown Funds in an amount equal to the aggregate undiscounted amount of payments that, when added to the amount the Mortgagor on such Mortgage Loan is obligated to pay on each Due Date in accordance with the terms of the Buydown Agreement, is equal to the full scheduled Monthly Payment due on such Mortgage Loan. The temporary Buydown Funds enable the Mortgagor to qualify for the Buydown Mortgage Loan. The effective interest rate of a Buydown Mortgage Loan if less than the interest rate set forth in the related Mortgage Note will increase within the Buydown Period as provided in the related Buydown Agreement so that the effective interest rate will be equal to the interest rate as set forth in the related Mortgage Note. The Buydown Mortgage Loan satisfies the requirements of Fannie Mae guidelines; (ii) The Mortgage and Mortgage Note reflect the permanent payment terms rather than the payment terms of the Buydown Agreement. The Buydown Agreement provides for the payment by the Mortgagor of the full amount of the Monthly Payment on any Due Date that the Buydown Funds are available. The Buydown Funds were not used to reduce the original principal balance of the Mortgage Loan or to increase the Appraised Value of the Mortgage Property when calculating the Loan-to-Value Ratios for purposes of the Agreement and, if the Buydown Funds were provided by the Seller and if required under Fannie Mae and FHLMC guidelines, the terms of the Buydown Agreement were disclosed to the appraiser of the Mortgaged Property; (iii) The Buydown Funds may not be refunded to the Mortgagor unless the Mortgagor makes a principal payment for the outstanding balance of the Mortgage Loan; (iv) As of the date of origination of the Mortgage Loan, the provisions of the related Buydown Agreement complied with the requirements of Fannie Mae and FHLMC regarding buydown agreements.

     (z) The Mortgagor is not in bankruptcy and, the Mortgagor is not insolvent and the Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or materially adversely affect the value or marketability of the Mortgage Loan;

     (aa) Principal payments on the Mortgage Loan, other than the Interest Only Mortgage Loan, shall commence (with respect to any newly originated Mortgage Loans) or commenced no more than sixty (60) days after the proceeds of the Mortgage Loan were disbursed. The Mortgage Loan bears interest at the Mortgage Interest Rate. With respect to each Mortgage Loan, the Mortgage Note is payable on the first day of each month in Monthly Payments, which, (A) in the case of a fixed rate Mortgage Loan, are sufficient to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate, (B) in the case of an adjustable rate Mortgage Loan, other than the Interest Only Mortgage Loan, are changed on each Adjustment Date, and in any case, are sufficient to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate and (C) in the case of a Balloon Loan, are based on a fifteen (15) or thirty (30) year amortization schedule, as set forth in the related Mortgage Note, and a final monthly payment substantially greater than the preceding monthly payment which is sufficient to amortize the remaining principal balance of the Balloon Loan and to pay interest at the related Mortgage Interest Rate. The Index for each Adjustable Rate Mortgage Loan is as defined in the related Confirmation and the Mortgage Loan Schedule. The Mortgage Note does not permit negative amortization, unless otherwise noted on the related Mortgage Loan Schedule. No Mortgage Loan is a convertible Mortgage Loan; (D) in the case of an Interest Only Mortgage Loan, the monthly payments on each Interest Only Mortgage Loan during the related interest only period is equal to the product of the related Mortgage Interest Rate and the principal balance of such Mortgage Loan on the first day of each month and after such interest only period, except with respect to Interest Only Mortgage Loan that are adjustable rate Mortgage Loans, such Mortgage Loan is payable in equal monthly installments of principal and interest;

     (bb) If such Mortgage Loan is a Co-op Loan, the security instruments create a valid, enforceable and subsisting first priority security interest in the related cooperative shares securing the related cooperative note, subject only to (x) the lien of the related cooperative for unpaid assessments representing the Mortgagor's pro rata share of payments for a blanket mortgage, if any, current and future real property taxes, insurance premiums, maintenance fees and other assessments to which like collateral is commonly subject and (y) other matters to which like collateral is commonly subject and which do not materially interfere with the benefits of the security intended to be provided; provided, however, that the related proprietary lease for thecooperative apartment may be subordinated or otherwise subject to the lien of a mortgage on the cooperative building;

     (cc)  (INTENTIONALLY  LEFT  BLANK)

     (dd)  (INTENTIONALLY  LEFT  BLANK)

     (ee)  (INTENTIONALLY  LEFT  BLANK)

     (ff)  (INTENTIONALLY  LEFT  BLANK)

     (gg)  (INTENTIONALLY  LEFT  BLANK)

     (hh) In the event the Mortgage Loan had an LTV at origination greater than 80.00%, the excess of the principal balance of the Mortgage Loan over 75.0% of the Appraised Value of the Mortgaged Property with respect to a Refinanced Mortgage Loan, or the lesser of the Appraised Value or the purchase price of the Mortgaged Property with respect to a purchase money Mortgage Loan was insured as to payment defaults by a Primary Mortgage Insurance Policy issued by a Qualified Insurer. No Mortgage Loan has an LTV over 95%. All provisions of such Primary Mortgage Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain the Primary Mortgage Insurance Policy, subject to state and federal law, and to pay all premiums and charges in connection therewith. No action has been taken or failed to be taken, on or prior to the Closing Date which has resulted or will result in an exclusion from, denial of, or defense to coverage under any Primary Mortgage Insurance Policy (including, without limitation, any exclusions, denials or defenses which would limit or reduce the availability of the timely payment of the full amount of the loss otherwise due thereunder to the insured) whether arising out of actions, representations, errors, omissions, negligence, or fraud of the Company or the Mortgagor, or for any other reason under such coverage; The mortgage interest rate for the Mortgage Loan as set forth on the related Mortgage Loan
Schedule is net of any such insurance premium. None of the Mortgage Loans are subject to "lender-paid" mortgage insurance;

     (ii) The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

     (jj) Unless specified on the related Mortgage Loan Schedule, none of the Mortgage Loans are secured by an interest in a leasehold estate. The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists of a single parcel of real property with a detached single family residence erected thereon, or a townhouse, or a two-to four-family dwelling, or an individual condominium unit in a condominium project, or an individual unit in a planned unit development or a de minimis planned unit development, provided, however, that no residence or dwelling is a single parcel of real property with a manufactured home not affixed to a permanent foundation, or a mobile home. Any condominium unit or planned unit development conforms with the Company's underwriting guidelines. As of the date of origination, no portion of any Mortgaged Property was used for commercial purposes, and since the Origination Date, no portion of any Mortgaged Property has been, or currently is, used for commercial purposes;

     (kk) Payments on the Mortgage Loan commenced no more than sixty (60) days after the funds were disbursed in connection with the Mortgage Loan. The Mortgage Note is payable on the first day of each month in monthly installments of principal (if applicable) and interest, which installments are subject to change due to the adjustments to the Mortgage Interest Rate on each Adjustment Date, with interest calculated and payable in arrears. Each of the Mortgage Loans will amortize fully by the stated maturity date, over an original term of not more than thirty years from commencement of amortization;

     (ll) As of the Closing Date of the Mortgage Loan, the Mortgage Property was lawfully occupied under applicable law, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

     (mm) There is no pending action or proceeding directly involving the Mortgaged Property in which compliance with any environmental law, rule or regulation is an issue; Company has no knowledge of any violation of any environmental law, rule or regulation with respect to the Mortgaged Property; and the Company has not received any notice of any environmental hazard on the Mortgaged Property and nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

     (nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

     (oo) No Mortgage Loan is a construction or rehabilitation Mortgage Loan or was made to facilitate the trade-in or exchange of a Mortgaged Property;

     (pp)     The  Mortgagor  for  each  Mortgage  Loan  is  a  natural  person;

     (qq)     [Reserved];

     (rr) With respect to each Mortgage Loan that has a prepayment penalty feature, each such prepayment penalty is enforceable and will be enforced by the Company and each prepayment penalty is permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment penalty for a term in excess of five years from the date such Mortgage Loan was originated;

     (ss) With respect to each Mortgage Loan either (i) the fair market value of the Mortgaged Property securing such Mortgage Loan was at least equal to 80 percent of the original principal balance of such Mortgage Loan at the time such Mortgage Loan was originated or (ii) (a) the Mortgage Loan is only secured by the Mortgage Property and (b) substantially all of the proceeds of such Mortgage Loan were used to acquire or to improve or protect the Mortgage Property. For the purposes of the preceding sentence, if the Mortgage Loan has been significantly modified other than as a result of a default or a reasonable foreseeable default, the modified Mortgage Loan will be viewed as having been originated on the date of the modification;

     (tt) The Mortgage Loan was originated by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to sections 203 and 211 of the National Housing Act, a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or similar institution which is supervised and examined by a federal or state authority;

     (uu) None of the Mortgage Loans are simple interest Mortgage Loans and none of the Mortgaged Properties are timeshares;

     (vv) All of the terms of the Mortgage pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance are enforceable, all such adjustments have been properly made, including the mailing of required notices, and such adjustments do not and will not affect the priority of the Mortgage lien. With respect to each Mortgage Loan which has passed its initial Adjustment Date, Company has performed an audit of the Mortgage Loan to determine whether all interest rate adjustments have been made in accordance with the terms of the Mortgage Note and Mortgage;

     (ww) Each Mortgage Note, each Mortgage, each Assignment and any other documents required pursuant to this Agreement to be delivered to the Purchaser or its designee, or its assignee for each Mortgage Loan, have been, on or before the related Closing Date, delivered to the Purchaser or its designee, or its assignee;

     (xx) There is no Mortgage Loan that was originated on or after October 1, 2002 and before March 7, 2003, which is secured by property located in the State of Georgia;

     (yy) No proceeds from any Mortgage Loan were used to finance single premium credit insurance policies;

     (zz)     [Reserved];

     (aaa) The methodology used in underwriting the extension of credit for each Mortgage Loan employs objective mathematical principles which relate the borrower's income, assets and liabilities to the proposed payment and such underwriting methodology does not rely on the extent of the borrower's equity in the collateral as the principal determining factor in approving such credit extension. Such underwriting methodology confirmed that at the time of origination (application/approval) the borrower had a reasonable ability to make timely payments on the Mortgage Loan;

     (bbb) With respect to any Mortgage Loan that contains a provision permitting imposition of a premium upon a prepayment prior to maturity: (i) prior to the loan's origination, the borrower agreed to such premium in exchange for a monetary benefit, including but not limited to a rate or fee reduction,
(ii) prior to the loan's origination, the borrower was offered the option of obtaining a mortgage loan that did not require payment of such a premium, (iii) the prepayment premium is disclosed to the borrower in the loan documents pursuant to applicable state and federal law, and (iv) notwithstanding any state or federal law to the contrary, the Servicer shall not impose such prepayment premium in any instance when the mortgage debt is accelerated as the result of the borrower's default in making the loan payments;

     (ccc) No borrower was required to purchase any credit life, disability, accident or health insurance product as a condition of obtaining the extension of credit. No borrower obtained a prepaid single-premium credit life, disability, accident or health insurance policy in connection with the origination of the Mortgage Loan; No proceeds from any Mortgage Loan were used to purchase single premium credit insurance policies as part of the origination of, or as a condition to closing, such Mortgage Loan;

     (ddd)     [Reserved],

     (eee) Any Mortgage Loan with a Mortgaged Property in the State of Illinois complies with the Illinois Interest Act, if applicable;

     (fff) With respect to any Mortgage Loan originated on or after August 1, 2004 and underlying the security, neither the related Mortgage nor the related Mortgage Note requires the borrower to submit to arbitration to resolve any dispute arising out of or relating in any way to the mortgage loan transaction;

     (ggg) No Mortgage Loan is secured by Mortgaged Property in the Commonwealth of Massachusetts with a loan application date on or after November 7, 2004 that refinances a mortgage loan that is less than sixty (60) months old, unless such Mortgage Loan (1) is on an investment property, (ii) meets the requirements set forth in the Code of Massachusetts Regulation ("CMR"), 209 CMR 53.04(1)(b), or
(iii)  meets  the  requirements  set  forth  in  the  209  CMR  53.04(1)(c);

     (hhh) For any Mortgage Loan with the related Mortgaged Property located in State of Texas which is a second lien and the interest rate is in excess of 10% and where terms of the Mortgage Note contain a provision for which the Mortgagor may be entitled to prepaid interest upon payoff, no Mortgagor paid any administrative fees, points, or loan origination fees which would actually result in any prepaid interest being due the Mortgagor under the terms of the Mortgage Note;

     (iii) The Company has complied with all applicable anti-money laundering laws and regulations, including without limitation the USA Patriot Act of 2001 (collectively, the Anti-Money Laundering Laws"). The Company has established an anti-money laundering compliance program as required by the Anti-Money Laundering Laws and has conducted the requisite due diligence in connection with the origination of each Mortgage Loan for the purposes of the Anti-Money Laundering Laws. The Company further represents that it takes reasonable efforts to determine whether any Mortgagor appears on any list of blocked or prohibited parties designated by the U.S. Department of Treasury; and

     (jjj)  If  the  Mortgage  Loan is secured by a long-term residential lease,
(1) the terms of such lease expressly permit the mortgaging of the leasehold estate, the assignment of the lease without the lessor's consent (or the lessor's consent has been obtained) and the acquisition by the holder of the Mortgage of the rights of the lessee upon foreclosure or assignment in lieu of foreclosure or provide the holder of the Mortgage with substantially similar protection (2) the terms of such lease do not (a) allow the termination thereof upon the lessee's default without the holder of the Mortgage being entitled to receive written notice of, and opportunity to cure, such default, (b) allow the termination of a lease in the event of damage or destruction as long as the Mortgage is in existence or (c) prohibit the holder of the Mortgage from being insured under the hazard insurance policy relating to the Mortgaged Property (3) the original term of such lease is not less than 15 years (4) the term of such lease does not terminate earlier than 5 years after the maturity date of the Note and (5) the Mortgaged Property is located in a jurisdiction in which the use of leasehold estates for residential properties is a widely-accepted practice.

     Section  3.03     Repurchase;  Substitution.
                       -------------------------

     It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans and delivery of the Mortgage Loan Documents to the Purchaser, or its designee, and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination, or lack of examination, of any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser in any Mortgage Loan, the party discovering such breach shall give prompt written notice to the other. The Company shall have a period of sixty (60) days from the earlier of its discovery or its receipt of notice of any such breach within which to correct or cure such breach. The Company hereby covenants and agrees that if any such breach is not corrected or cured within such sixty day period, the Company shall, at the Purchaser's option and not later than ninety (90) days of its discovery or its receipt of notice of such breach, repurchase such Mortgage Loan at the Repurchase Price or, with the Purchaser's prior consent and at Purchaser's sole option, substitute a Mortgage Loan as provided below. In the event that any such breach shall involve any representation or warranty set forth in Section 3.01, and such breach is not cured within sixty (60) days of the earlier of either discovery by or notice to the Company of such breach, all Mortgage Loans shall, at the option of the Purchaser, be repurchased by the Company at the Repurchase Price. Any such repurchase shall be accomplished by wire transfer of immediately available funds to Purchaser in the amount of the Repurchase Price.

     If the Company is required to repurchase any Mortgage Loan pursuant to this
Section 3.03, the Company may, with the Purchaser's prior consent and at Purchaser's sole option, within ninety (90) days from the related Closing Date, remove such defective Mortgage Loan from the terms of this Agreement and substitute another mortgage loan for such defective Mortgage Loan, in lieu of repurchasing such defective Mortgage Loan. Any substitute Mortgage Loan is subject to Purchaser acceptability. Any substituted Loans will comply with the representations and warranties set forth in this Agreement as of the substitution date

     The Company shall amend the related Mortgage Loan Schedule to reflect the withdrawal of the removed Mortgage Loan from this Agreement and the substitution of such substitute Mortgage Loan therefor. Upon such amendment, the Purchaser shall review the Mortgage File delivered to it relating to the substitute Mortgage Loan. In the event of such a substitution, accrued interest on the substitute Mortgage Loan for the month in which the substitution occurs and any Principal Prepayments made thereon during such month shall be the property of the Purchaser and accrued interest for such month on the Mortgage Loan for which the substitution is made and any Principal Prepayments made thereon during such month shall be the property of the Company. The principal payment on a substitute Mortgage Loan due on the Due Date in the month of substitution shall be the property of the Company and the principal payment on the Mortgage Loan for which the substitution is made due on such date shall be the property of the Purchaser.

     For any month in which the Company is permitted to substitute one or more substitute Mortgage Loans, the Company will determine the amount (if any) by which the aggregate Stated Principal Balance (after application of the principal portion of all scheduled payments due in the month of substitution) of all the substitute Mortgage Loans in the month of substitution is less then the aggregate Stated Principal Balance (after application of the principal portion of the scheduled payment due in the month of substitution) of the such replaced Mortgage Loan. An amount equal to the aggregate of such deficiencies described in the preceding sentence for any Remittance Date shall be deposited into the Custodial Account by the Company on the related Determination Date in the month following the calendar month during which the substitution occurred.

     It is understood and agreed that the obligation of the Company set forth in this Section 3.03 to cure, repurchase or substitute for a defective Mortgage Loan, and to indemnify Purchaser pursuant to Section 8.01, constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties. If the Company fails to repurchase or substitute for a defective Mortgage Loan in accordance with this Section 3.03, or fails to cure a defective Mortgage Loan to Purchaser's reasonable satisfaction in accordance with this Section 3.03, or to indemnify Purchaser pursuant to Section 8.01, that failure shall be an Event of Default and the Purchaser shall be entitled to pursue all remedies available in this Agreement as a result thereof. No provision of this paragraph shall affect the rights of the Purchaser to terminate this Agreement for cause, as set forth in Sections 10.01 and 11.01.

     Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and 3.02 shall accrue as to any Mortgage Loan upon (i) the earlier of discovery of such breach by the Company or notice thereof by the Purchaser to the Company, (ii) failure by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

     In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, with respect to any Mortgage Loan that is not in default or as to which no default is imminent, no substitution pursuant to Subsection 3.03 shall be made after the applicable REMIC's "start up day" (as defined in Section 860G(a) (9) of the Code), unless the Company has obtained an Opinion of Counsel to the effect that such substitution will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defined in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REMIC at any time.

     If pursuant to the foregoing provisions the Company repurchases a Mortgage Loan that is a MERS Mortgage Loan, the Company shall either (a) cause MERS to execute and deliver an assignment of the Mortgage in recordable form to transfer the Mortgage from MERS to the Company and shall cause such Mortgage to be removed from registration on the MERS(R) System in accordance with MERS' rules and regulations or (b) cause MERS to designate on the MERS(R) System the Company as the beneficial holder of such Mortgage Loan.

     Section  3.04     Representations  and  Warranties  of  the  Purchaser.
                       -----------------------------------------------------

     The Purchaser represents, warrants and convenants to the Company that, as of the related Closing Date or as of such date specifically provided herein:

     (a) The Purchaser is a corporation, dully organized validly existing and in good standing under the laws of the State of Delaware and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise except or not required under applicable law to effect such qualification or license;

     (b) The Purchaser has full power and authority to hold each Mortgage Loan, to purchase each Mortgage Loan pursuant to this Agreement and the related Term Sheet and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet, has duly executed and delivered this Agreement and the related Term Sheet;

     (c) None of the execution and delivery of this Agreement and the related Term Sheet, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Purchaser's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject;

     (d) There is no litigation pending or to the best of the Purchaser's knowledge, threatened with respect to the Purchaser which is reasonably likely to have a material adverse effect on the purchase of the related Mortgage Loans, the execution, delivery or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Purchaser;

     (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement and the related Term Sheet, the purchase of the Mortgage Loans or the consummation of the transactions contemplated by this Agreement and the related Term Sheet except for consents, approvals, authorizations and orders which have been obtained;

     (f) The consummation of the transactions contemplated by this Agreement and the related Term Sheet is in the ordinary course of business of the Purchaser;

     (h) The Purchaser will treat the purchase of the Mortgage Loans from the Company as a purchase for reporting, tax and accounting purposes; and

     (i) The Purchaser does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every of its covenants contained in this Agreement and the related Term Sheet.

     The Purchaser shall indemnify the Company and hold it harmless against any claims, proceedings, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from a breach by the Purchaser of the representations and warranties contained in this Section 3.04. It is understood and agreed that the obligations of the Purchaser set forth in this Section 3.04 to indemnify the Company as provided herein constitute the sole remedies of the Company respecting a breach of the foregoing representations and warranties.


                                   ARTICLE IV

                 ADMINISTRATION AND SERVICING OF MORTGAGE LOANS
                 ----------------------------------------------

     Section  4.01     Company  to  Act  as  Servicer.
                       ------------------------------

     The Company, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with this Agreement and the related Term Sheet and with Accepted Servicing Practices, and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which the Company may deem necessary or desirable and consistent with the terms of this Agreement and the related Term Sheet and with Accepted Servicing Practices and exercise the same care that it customarily employs for its own account. Except as set forth in this Agreement and the related Term Sheet, the Company shall service the Mortgage Loans in strict compliance with the servicing provisions of the Fannie Mae Guides (special servicing option), which include, but are not limited to, provisions regarding the liquidation of Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of mortgage impairment insurance, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies, insurance claims, the title, management and disposition of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Files, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and the related Term Sheet and any of the servicing provisions of the Fannie Mae Guides, the provisions of this Agreement and the related Term Sheet shall control and be binding upon the Purchaser and the Company.

     Consistent with the terms of this Agreement and the related Term Sheet, the Company may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that unless the Company has obtained the prior written consent of the Purchaser, the Company shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer for more than ninety days or forgive any payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the
Purchaser and which permits the deferral of interest or principal payments on any Mortgage Loan, the Company shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Company shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section 4.05. Without limiting the generality of the foregoing, the Company shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. Notwithstanding anything herein to the contrary, the Company may not enter into a forbearance agreement or similar arrangement with respect to any Mortgage Loan which term exceeds 12 months in duration. Any such agreement shall be approved by Purchaser and, if required, by the Primary Mortgage Insurance Policy insurer, if required. Any other loss mitigation or workout alternatives, such as short sales or deeds in lieu of foreclosure, shall be subject to the approval of the Purchaser and the Primary Mortgage Insurance Policy insurer if applicable.

     Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Pass-Through Transfer, the Company (a) with respect to such Mortgage Loan, shall not permit any modification with respect to such Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to such Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of such Mortgage Loan that would both (i) effect an exchange or reissuance of such Mortgage Loan under
Section  1001  of  the Code (or Treasury regulations promulgated thereunder) and
(ii) cause any REMIC to fail to qualify as a REMIC under the Code or the imposition of any tax on "prohibited transactions" or "contributions" after the startup date under the REMIC Provisions.

     Prior to taking any action with respect to the Mortgage Loans subject to a Pass-Through Transfer, which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel acceptable to the trustee in such Pass-Through Transfer with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code)(either such event, an "Adverse REMIC Event"), and the Company shall not take any such actions as to which it has been advised that an Adverse REMIC Event could occur.

     The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Company shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code.

     In servicing and administering the Mortgage Loans, the Company shall employ Accepted Servicing Practices, giving due consideration to the Purchaser's reliance on the Company. Unless a different time period is stated in this Agreement or the related Term Sheet, Purchaser shall be deemed to have given consent in connection with a particular matter if Purchaser does not affirmatively grant or deny consent within five (5) Business Days from the date Purchaser receives a second written request for consent for such matter from Company as servicer.

     The Mortgage Loans may be subserviced by a Subservicer on behalf of the Company provided that the Subservicer is an entity that engages in the business of servicing loans, and in either case shall be authorized to transact business, and licensed to service mortgage loans, in the state or states where the related Mortgaged Properties it is to service are situated, if and to the extent required by applicable law to enable the Subservicer to perform its obligations hereunder and under the Subservicing Agreement, and in either case shall be a FHLMC or Fannie Mae approved mortgage servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Fannie Mae or FHLMC, or which would require notification to Fannie Mae or FHLMC. In addition, each Subservicer will obtain and preserve its qualifications to do business as a foreign corporation and its licenses to service mortgage loans, in each jurisdiction in which such qualifications and/or licenses are or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform or cause to be performed its duties under the related Subservicing Agreement. The Company may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Company of the Subservicer shall not release the Company from any of its obligations hereunder and the Company shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Company shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing Fee. Company shall notify Purchaser promptly in writing upon the appointment of any Subservicer.

     At the cost and expense of the Company, without any right of reimbursement from the Custodial Account, the Company shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 4.13, 8.04, 9.01 or 10.01 and if requested to do so by the Purchaser, the Company shall at its own cost and expense terminate the rights and responsibilities of the Subservicer effective as of the date of termination of the Company. The Company shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Company's own funds without reimbursement from the Purchaser.

     Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Company and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Company shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Company shall be entitled to enter into an agreement with the Subservicer for indemnification of the Company by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification. The Company will indemnify and hold Purchaser harmless from any loss, liability or expense arising out of its use of a Subservicer to perform any of its servicing duties, responsibilities and obligations hereunder.

     Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Company alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Company pursuant to this Agreement, the Company shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

     The Company will transmit full-file credit reporting data for each Mortgage Loan pursuant to the Fannie Mae Selling Guide and that for each Mortgage Loan, the Company agrees it shall report one of the following statuses each month as follows: new origination, current, delinquent (30-, 60-, 90-days, etc.), foreclosed, or charged-off.

Section  4.02     Collection  of  Mortgage  Loan  Payments.
                  ----------------------------------------

     Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Company will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement, Accepted Servicing Practices, and the terms and provisions of any related Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Company will take special care in ascertaining and estimating annual escrow payments, and all other charges that, as provided in the Mortgage, will become due and payable, so that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

     Section  4.03     Realization  Upon  Defaulted  Mortgage
                       --------------------------------------

     The Company shall use its best efforts, consistent with the procedures that the Company would use in servicing loans for its own account, consistent with Accepted Servicing Practices, any Primary Mortgage Insurance Policies and the best interest of Purchaser, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to Section 4.01Loan shall be demanded within 90 days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. Foreclosure or comparable proceedings shall be initiated within one hundred twenty (120) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. In the event any payment due under any Mortgage Loan is not paid when the same becomes due and payable, or in the event the Mortgagor fails to perform any other covenant or obligation under the Mortgage Loan and such failure continues beyond any applicable grace period, the Company will proceed diligently to collect all payments due and shall take such action, including commencing foreclosure, as it shall reasonably deem to be in the best interests of the Purchaser in a manner consistent with Accepted Servicing Practices, subject to state and federal law and regulation. The Company shall use its best efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Purchaser, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which a Mortgaged Property shall have suffered damage, the Company shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Purchaser after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Company through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in Section 4.05. Company shall obtain prior approval of Purchaser as to repair or restoration expenses in excess of ten thousand dollars ($10,000). The Company shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Company has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Company shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the environmental inspection report, the Purchaser shall determine how the Company shall proceed with respect to the Mortgaged Property.

     Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any Mortgage Loan which becomes ninety (90) days or greater delinquent in payment of a scheduled Monthly Payment, without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such delinquent
Mortgage  Loan  notwithstanding  anything  to  the contrary set forth in Section
4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such delinquent Mortgage Loan to the Purchaser or its designee.

     In the event that a Mortgage Loan becomes part of a REMIC, and becomes REO Property, such property shall be disposed of by the Company, with the consent of Purchaser as required pursuant to this Agreement, before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Company provides to the trustee under such REMIC an opinion of counsel to the effect that the holding of such REO Property subsequent to the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, will not result in the imposition of taxes on "prohibited transactions" as defined in Section 860F of the Code, or cause the transaction to fail to qualify as a REMIC at any time that certificates are outstanding. Company shall manage, conserve, protect and operate each such REO Property for the certificateholders solely for the purpose of its prompt disposition and sale in a manner which does not cause such property to fail to qualify as "foreclosure property" within the meaning of Section 860F(a)(2)(E) of the Code, or any "net income from foreclosure property" which is subject to taxation under the REMIC provisions of the Code. Pursuant to its efforts to sell such property, the Company shall either itself or through an agent selected by Company, protect and conserve such property in the same manner and to such an extent as is customary in the locality where such property is located. Additionally, Company shall perform the tax withholding and reporting related to Sections 1445 and 6050J of the Code.

     Section 4.04     Establishment of Custodial Accounts; Deposits in Custodial
                      ----------------------------------------------------------
Accounts.
--------

     The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. The Custodial Account shall be an Eligible Account. Funds deposited in the Custodial Account, which shall be deposited within 24 hours of receipt, shall at all times be insured by the FDIC up to the FDIC insurance limits, or must be invested in Permitted Investments for the benefit of the Purchaser. Funds deposited in the Custodial Account may be drawn on by the Company in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon the request of any subsequent Purchaser.

     The Company shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the Cut-off Date, or received by it prior to the Cut-off Date but allocable to a period subsequent thereto, other than in respect of principal and interest on the Mortgage Loans due on or before the Cut-off Date:

     (i) all payments on account of principal, including Principal Prepayments, on the Mortgage Loans;

     (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

     (iii)  all  Liquidation  Proceeds;

     (iv) any amounts required to be deposited by the Company in connection with any REO Property pursuant to Section 4.13 and in connection therewith, the Company shall provide the Purchaser with written detail itemizing all of such amounts;

     (v) all Insurance Proceeds including amounts required to be deposited pursuant to Sections 4.08, 4.10 and 4.11, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices, the Mortgage Loan Documents or applicable law;

     (vi) all Condemnation Proceeds affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Accepted Servicing Practices, the loan documents or applicable law;

     (vii)  any  Monthly  Advances;

     (viii) with respect to each full or partial Principal Prepayment, any Prepayment Interest Shortfalls, to the extent of the Company's aggregate Servicing Fee received with respect to the related Prepayment Period;

     (ix)  any  amounts  required  to  be  deposited  by the Company pursuant to
Section 4.10 in connection with the deductible clause in any blanket hazard insurance policy, such deposit shall be made from the Company's own funds, without reimbursement therefor; and

     (x) any amounts required to be deposited in the Custodial Account pursuant to Section 4.01, 4.13 or 6.02.

     The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Company in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Company and the Company shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to Section 4.05 (iv). The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Custodial Account.

     Section  4.05     Permitted  Withdrawals  From  the  Custodial  Account.
                       -----------------------------------------------------

     The Company may, from time to time, withdraw from the Custodial Account for the following purposes:

     (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

     (ii) to reimburse itself for Monthly Advances, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made, it being understood that, in the case of such reimbursement, the Company's right thereto shall be prior to the rights of the Purchaser, except that, where the Company is required to repurchase a Mortgage Loan, pursuant to Section 3.03, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such Section and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

     (iii) to reimburse itself for unreimbursed Servicing Advances and any unpaid Servicing Fees(or REO administration fees described in Section 4.13), the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related proceeds from Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds in accordance with the relevant provisions of the Fannie Mae Guides or as otherwise set forth in this Agreement; any recovery shall be made upon liquidation of the REO Property;

     (iv) to pay to itself as part of its servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date), and (b) the Servicing Fee from that portion of any payment or recovery as to interest with respect to a particular Mortgage Loan;

     (v) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Section 3.03 all amounts received thereon and not distributed as of the date on which the related repurchase price is determined,

     (vi)     to  transfer  funds to another Eligible Account in accordance with
Section  4.09  hereof;

     (vii) to remove funds inadvertently placed in the Custodial Account by the Company; and

     (vi) to clear and terminate the Custodial Account upon the termination of this Agreement.

     Section  4.06     Establishment  of  Escrow  Accounts;  Deposits  in Escrow
                       ------------------------------------  -------------------
Accounts.
--------

     The Company shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. The Escrow Account shall be an Eligible Account. Funds deposited in each Escrow Account shall at all times be insured in a manner to provide maximum insurance under the insurance limitations of the FDIC, or must be invested in Permitted Investments. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon request to any subsequent purchaser.

     The Company shall deposit in the Escrow Account or Accounts on a daily basis, and retain therein:

     (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

     (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

     (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

     The Company shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth or in accordance with Section 4.07. The Company shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Company shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes. The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Escrow Account.

     Section  4.07     Permitted  Withdrawals  From  Escrow  Account.
                       ---------------------------------------------

     Withdrawals  from  the  Escrow  Account  may  be  made  by  Company  only:

     (i) to effect timely payments of ground rents, taxes, assessments, water rates, Primary Mortgage Insurance Policy premiums, if applicable, fire and hazard insurance premiums, condominium assessments and comparable items;

     (ii) to reimburse Company for any Servicing Advance made by Company with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

     (iii) to refund to the Mortgagor any funds as may be determined to be overages;

     (iv) for transfer to the Custodial Account in accordance with the terms of this Agreement;

     (v)     for application to restoration or repair of the Mortgaged Property;

     (vi) to pay to the Company, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

     (vii) to clear and terminate the Escrow Account on the termination of this Agreement. As part of its servicing duties, the Company shall pay to the Mortgagors interest on funds in Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefor; and

     (viii) to pay to the Mortgagors or other parties Insurance Proceeds deposited in accordance with Section 4.06.

     Section 4.08     Payment of Taxes, Insurance and Other Charges; Maintenance
                      ----------------------------------------------------------
                      of  Primary  Mortgage  Insurance  Policies;  Collections
                      ---------------------  ---------------------------------
                      Thereunder.
                      ----------

     With respect to each Mortgage Loan, the Company shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of primary mortgage insurance premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Company in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Company shall determine that any such payments are made by the Mortgagor at the time they first become due. The Company assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.

     The Company will maintain in full force and effect Primary Mortgage Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be terminated only with the approval of Purchaser, or as required by applicable law or regulation. The Company will not cancel or refuse to renew any Primary Mortgage Insurance Policy in effect on the Closing Date that is required to be kept in force under this Agreement unless a replacement Primary Mortgage
Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Company shall not take any action which would result in non-coverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Company would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Company shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Company shall obtain a replacement Primary Mortgage Insurance Policy as provided above.

     In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Company under any Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

     Section  4.09     Transfer  of  Accounts.
                       ----------------------

     The Company may transfer the Custodial Account or the Escrow Account to a different Eligible Account from time to time. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, which consent will not be unreasonably withheld.

     Section  4.10     Maintenance  of  Hazard  Insurance.
                       ----------------------------------

     The Company shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is acceptable to Fannie Mae or FHLMC and customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the mortgagee from becoming a co-insurer. If required by the Flood Disaster Protection Act of 1973, as amended, each Mortgage Loan shall be covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration in effect with an insurance carrier acceptable to Fannie Mae or FHLMC, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Company determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Company shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Company shall immediately force place the required flood insurance on the Mortgagor's behalf. The Company shall also maintain on each REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Company under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with Accepted Servicing Practices, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section
4.05. It is understood and agreed that no other additional insurance need be required by the Company of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to this Agreement, the Fannie Mae Guides or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Company and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Company. The Company shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Company shall not accept any such insurance policies from insurance companies unless such companies are Qualified Insurers.

     Section  4.11     Maintenance  of  Mortgage  Impairment  Insurance  Policy.
                       --------------------------------------------------------

     In the event that the Company shall obtain and maintain a blanket policy issued by an insurer acceptable to Fannie Mae or FHLMC insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Company shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as servicer of the Mortgage Loans, the Company agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Company shall cause to be delivered to the Purchaser a certified true copy of such policy and shall use its best efforts to obtain a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser.

     Section  4.12     Fidelity  Bond,  Errors  and  Omissions  Insurance.
                       --------------------------------------------------

     The Company shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loan to handle funds, money, documents and papers relating to the Mortgage Loan. The Fidelity Bond shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Company against losses, including forgery, theft, embezzlement and fraud of such persons. The errors and omissions insurance shall protect and insure the Company against losses arising out of errors and omissions and negligent acts of such persons. Such errors and omissions insurance shall also protect and insure the Company against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond or errors and omissions insurance shall diminish or relieve the Company from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guides. Upon request by the Purchaser, the Company shall deliver to the Purchaser a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser. The Company shall notify the Purchaser within five (5) business days of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Purchaser (or any party having the status of Purchaser hereunder) and any subsidiary thereof and their successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy. Upon request by Purchaser, Company shall provide Purchaser with an insurance certificate certifying coverage under this Section 4.12, and will provide an update to such certificate upon request, or upon renewal or material modification of coverage.

     Section  4.13     Title,  Management  and  Disposition  of  REO  Property.
                       -------------------------------------------------------

     In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its designee, or in the event the Purchaser or its designee is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an opinion of counsel obtained by the Company from an attorney duly licensed to practice law in the state where the REO Property is located. Any Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the benefit of the Purchaser.

     The Company shall notify the Purchaser in accordance with the Fannie Mae Guides of each acquisition of REO Property upon such acquisition (and, in any event, shall provide notice of the consummation of any foreclosure sale within three (3) Business Days of the date Company receives notice of such consummation), together with a copy of the drive by appraisal or brokers price opinion of the Mortgaged Property obtained in connection with such acquisition, and thereafter assume the responsibility for marketing such REO property in accordance with Accepted Servicing Practices. Thereafter, the Company shall continue to provide certain administrative services to the Purchaser relating to such REO Property as set forth in this Section 4.13. The Company shall, either itself or through an agent selected by the Company, and in accordance with the Fannie Mae Guides manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Company shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Company shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies thereof shall be forwarded by the Company to the Purchaser upon request.

     The Company shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless the Company determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a longer period than one (1) year is permitted under the foregoing sentence and is necessary to sell any REO Property, the Company shall report monthly to the Purchaser as to the progress being made in selling such REO Property. No REO Property shall be marketed for less than the Appraised Value, without the prior consent of Purchaser. No REO Property shall be sold for less than ninety five percent (95%) of its Appraised Value, without the prior consent of Purchaser. All requests for reimbursement of Servicing Advances shall be in accordance with the Fannie Mae Guides. The disposition of REO Property shall be carried out by the Company at such price, and upon such terms and conditions, as the Company deems to be in the best interests of the Purchaser (subject to the above conditions) only with the prior written consent of the Purchaser.

     Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Company as servicer of any such REO Property without payment of any termination fee with respect thereto, provided that the Company shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to
Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Purchaser or its designee. Within five Business Days of any such termination, the Company shall, if necessary convey such property to the Purchaser and shall further provide the Purchaser with the following information regarding the subject REO Property: the related drive by appraisal or brokers price opinion, and copies of any related Mortgage Impairment Insurance Policy claims. In addition, within five Business Days, the Company shall provide the Purchaser with the following information regarding the subject REO Property: the related trustee's deed upon sale and copies of any related hazard insurance claims, or repair bids.

     Section  4.14     Notification  of  Maturity  Date.
                       --------------------------------

      With respect to each Mortgage Loan, the Company shall execute and deliver to the Mortgagor any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the maturity date if required under applicable law.


(page)
                                    ARTICLE V

                            PAYMENTS TO THE PURCHASER
                            -------------------------

     Section  5.01     Distributions.
                       -------------

     On each Remittance Date, the Company shall distribute by wire transfer of immediately available funds to the Purchaser (i) all amounts credited to the Custodial Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus (ii) all Monthly Advances, if any, which the Company is obligated to distribute pursuant to Section 5.03, plus, (iii) interest at the Mortgage Loan Remittance Rate on any Principal Prepayment from the date of such Principal Prepayment through the end of the month for which disbursement is made provided that the Company's obligation as to payment of such interest shall be limited to the Servicing Fee earned during the month of the distribution, minus
(iv) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the preceding Determination Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts. It is understood that, by operation of Section 4.04, the remittance on the first Remittance Date with respect to Mortgage Loans purchased pursuant to the related Term Sheet is to include principal collected after the Cut-off Date through the preceding Determination Date plus interest, adjusted to the Mortgage Loan Remittance Rate collected through such Determination Date exclusive of any portion thereof allocable to the period prior to the Cut-off Date, with the adjustments specified in clauses (ii), (iii) and (iv) above.

     With respect to any remittance received by the Purchaser after the Remittance Date, the Company shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three (3) percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment is made to the Purchaser, both inclusive. The payment by the Company of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company. On each Remittance Date, the Company shall provide a remittance report detailing all amounts being remitted pursuant to this Section 5.01.

     Section  5.02     Statements  to  the  Purchaser.
                       ------------------------------

     The Company shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on paper or a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

     (i) With respect to each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

     (ii) with respect to each Monthly Payment, the amount of such remittance allocable to interest;

     (iii) the amount of servicing compensation received by the Company during the prior distribution period;

     (iv)  the  aggregate  Stated  Principal  Balance  of  the  Mortgage  Loans;

     (v) the aggregate of any expenses reimbursed to the Company during the prior distribution period pursuant to Section 4.05;

     (vi) The number and aggregate outstanding principal balances of Mortgage Loans (a) delinquent (1) 30 to 59 days, (2) 60 to 89 days, (3) 90 days or more;
(b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired; and

     The Company shall also provide a trial balance, sorted in Purchaser's assigned loan number order, in the form of Exhibit E hereto, with each such Report.

     The Company shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Company shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

     In addition, not more than sixty (60) days after the end of each calendar year, the Company shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.

     Section  5.03     Monthly  Advances  by  the  Company.
                       -----------------------------------

     Not later than the close of business on the Business Day preceding each Remittance Date, the Company shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Company, whether or not deferred pursuant to Section 4.01, of principal (due after the Cut-off Date) and interest not allocable to the period prior to the Cut-off Date, adjusted to the Mortgage Loan Remittance Rate, which were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date.

     The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the Remittance Date prior to the date on which the Mortgaged Property liquidates (including Insurance Proceeds, proceeds from the sale of REO Property or Condemnation Proceeds) with respect to the Mortgage Loan unless the Company deems such advance to be nonrecoverable. In such event, the Company shall deliver to the Purchaser an Officer's Certificate of the Company to the effect that an officer of the Company has reviewed the related Mortgage File and has made the reasonable determination that any additional advances are nonrecoverable.

     Section  5.04     Liquidation  Reports.
                       --------------------

     Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed-in-lieu of foreclosure, the Company shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property in a form mutually acceptable to Company and Purchaser. The Company shall also provide reports on the status of REO Property containing such information as Purchaser may reasonably require.

     Section  5.05     Prepayment  Interest  Shortfalls.
                       --------------------------------

     Not later than the close of business on the Business Day preceding each Remittance Date in the month following the related Prepayment Period, the Company shall deposit in the Custodial Account an amount equal to any Prepayment Interest Shortfalls with respect to such Prepayment Period, which in the aggregate shall not exceed the Company's aggregate Servicing Fee received with respect to the related Due Period.

                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES
                          ----------------------------

     Section  6.01     Assumption  Agreements.
                       ----------------------

     The Company will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Company shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. If the Company reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company, with the approval of the Purchaser, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this Section 6.01, the Company, with the prior consent of the Purchaser and the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.

     In connection with any such assumption or substitution of liability, the Company shall follow the underwriting practices and procedures of the Company. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note, the amount of the Monthly Payment and the maturity date may not be changed (except pursuant to the terms of the Mortgage Note). If the credit of the proposed transferee does not meet such underwriting criteria, the Company diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan. The Company shall notify the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage File and shall, for all purposes, be considered a part of such Mortgage File to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Company for entering into an assumption or substitution of liability agreement shall belong to the Company.

     Notwithstanding the foregoing paragraphs of this Section or any other provision of this Agreement, the Company shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Company may be restricted by law from preventing, for any reason whatsoever. For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.

     Section  6.02     Satisfaction  of Mortgages and Release of Mortgage Files.
                       --------------------------------------------------------

     Upon the payment in full of any Mortgage Loan, or the receipt by the Company of a notification that payment in full will be escrowed in a manner customary for such purposes, the Company will immediately notify the Purchaser by a certification, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section
4.04 have been or will be so deposited, of a Servicing Officer and shall request delivery to it of the portion of the Mortgage File held by the Purchaser. The Purchaser shall no later than five Business Days after receipt of such certification and request, release or cause to be released to the Company, the related Mortgage Loan Documents and, upon its receipt of such documents, the Company shall promptly prepare and deliver to the Purchaser the requisite satisfaction or release. No later than five (5) Business Days following its receipt of such satisfaction or release, the Purchaser shall deliver, or cause to be delivered, to the Company the release or satisfaction properly executed by the owner of record of the applicable mortgage or its duly appointed attorney in fact. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

     In the event the Company satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Company, upon written demand, shall remit within two (2) Business Days to the Purchaser the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Company shall maintain the Fidelity Bond and errors and omissions insurance insuring the Company against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

     From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for the purpose of collection under any Primary Mortgage Insurance Policy, the Purchaser shall, upon request of the Company and delivery to the Purchaser of a servicing receipt signed by a Servicing Officer, release the portion of the Mortgage File held by the Purchaser to the Company. Such servicing receipt shall obligate the Company to return the related Mortgage documents to the Purchaser when the need therefor by the Company no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Company has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Purchaser to the Company.

     Section  6.03     Servicing  Compensation.
                       -----------------------

     As compensation for its services hereunder, the Company shall be entitled to withdraw from the Custodial Account (to the extent of interest payments collected on the Mortgage Loans) or to retain from interest payments collected on the Mortgage Loans, the amounts provided for as the Company's Servicing Fee, subject to payment of compensating interest on Principal Prepayments as capped by the Servicing Fee pursuant to Section 5.01 (iii). Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, and late payment charges or otherwise shall be retained by the Company to the extent not required to be deposited in the Custodial Account. No Servicing Fee shall be payable in connection with partial Monthly Payments. The Company shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefor except as specifically provided for.

     Section  6.04     Annual  Statement  as  to  Compliance.
                       -------------------------------------

     The Company will deliver to the Purchaser not later than February 28th of each year, beginning March 15, 2006, an executed Officers' Certificate acceptable to the Purchaser stating, as to each signatory thereof, that (i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officers and the nature and status of cure provisions thereof. Such Officers' Certificate shall contain no restrictions or limitations on its use. Copies of such statement shall be provided by the Company to the Purchaser upon request.

     If the Company cannot deliver the related Officers' Certificate by March 15th of such year, the Purchaser, at its sole option, may permit a cure period for the Company to deliver such Officers' Certificate, but in no event later than March 22nd of such year.

     Failure of the Company to timely comply with this Section 6.05 shall be deemed an Event of Default, automatically, without notice and without any cure period, and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same, as provided in Section 9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

     Section 6.05     Annual Independent Certified Public Accountants' Servicing
                      ----------------------------------------------------------
Report.
------

     The Company, at its expense and not later than March 15th of each year, beginning March 15, 2006, shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to the Purchaser acceptable to the Purchaser to the effect that such firm has examined certain documents and records relating to the Company's servicing of mortgage loans of the same type as the Mortgage Loans pursuant to servicing agreements substantially similar to this Agreement, which agreements may include this Agreement, and that, on the basis of such an examination, conducted substantially in the uniform single audit program for mortgage bankers, such firm is of the opinion that the Company's servicing has been conducted in compliance with the agreements examined pursuant to this
Section 6.05, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. Such statement shall contain no restrictions or limitations on its use. Copies of such statement shall be provided by the Company to the Purchaser. In addition, on an annual basis, Company shall provide Purchaser with copies of its audited financial statements.

     Failure of the Company to timely comply with this Section 6.05 shall be deemed an Event of Default, automatically, without notice and without any cure period, and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same, as provided in Section 9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

     Section  6.06     Purchaser's  Right  to  Examine  Company  Records.
                       -------------------------------------------------

     The Purchaser shall have the right to examine and audit upon reasonable notice to the Company, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Company, or held by another for the Company or on its behalf or otherwise, which relates to the performance or observance by the Company of the terms, covenants or conditions of this Agreement.

     The Company shall provide to the Purchaser and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Purchaser, including but not limited to OTS, FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Company which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Company, and in accordance with the federal government, FDIC, OTS, or any other similar regulations.


(page)
                                   ARTICLE VII

                       REPORTS TO BE PREPARED BY SERVICER
                       ----------------------------------

     Section  7.01     Company Shall Provide Information as Reasonably Required.
                       ------------------------------------ -------------------

     The Company shall furnish to the Purchaser during the term of this Agreement, such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be necessary, reasonable or appropriate in respect to the Purchaser, or otherwise in respect to the Mortgage Loans and the performance of the Company under this Agreement, including any reports, information or documentation reasonably required to comply with any regulations regarding any supervisory agents or examiners of the Purchaser all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request in relation to this Agreement or the performance of the Company under this Agreement. The Company agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

     In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective purchaser audited financial statements of the Company for the most recently completed two (2) fiscal years for which such statements are available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by any Consolidated Statement of Operations. If it has not already done so, the Company shall furnish promptly to the Purchaser or a prospective purchaser copies of the statements specified above.

     The Company shall make reasonably available to the Purchaser or any prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions and to permit any prospective purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective purchaser that the Company has the ability to service the Mortgage Loans as provided in this Agreement.

                                  ARTICLE VIII

                                  THE SERVICER
                                  ------------

     Section  8.01     Indemnification;  Third  Party  Claims.
                       --------------------------------------

     The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Company to observe and perform its duties, obligations, covenants, and agreements to service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the breach of a representation or warranty set forth in Sections 3.01 or 3.02 of this Agreement or in any way related to the alleged breach of any representation or warranty in Sections 3.01 or 3.02 of this Agreement related to compliance with all applicable laws. The Company shall immediately notify the Purchaser if a claim is made by a third party against Company with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Company for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to the failure of the Company to service and administer the Mortgages in strict compliance with the terms of this Agreement, the breach of representation or warranty set forth in Sections 3.01 or 3.02, or the gross negligence, bad faith or willful misconduct of Company. The provisions of this Section 8.01 shall survive termination of this Agreement.

     Section  8.02     Merger  or  Consolidation  of  the  Company.
                       -------------------------------------------

     The Company will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform its duties under this Agreement.

     Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company whether or not related to loan servicing, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, SAIF and/or BIF, and which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and (iii) who is a Fannie Mae or FHLMC approved seller/servicer in good standing.

     Section  8.03     Limitation  on  Liability  of  the  Company  and  Others.
                       --------------------------------------------------------

     Neither the Company nor any of the officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence, bad faith or willful misconduct, or any breach of the terms and conditions of this Agreement. The Company and any officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by the Purchaser respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its reasonable opinion may involve it in any expenses or liability; provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Purchaser will be liable, and the Company shall be entitled to be reimbursed therefor from the Purchaser upon written demand.

     Section  8.04     Company  Not  to  Assign  or  Resign.
                       ------------------------------------

     The Company shall not assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or upon the determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Company. Any such determination permitting the resignation of the Company shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Company's responsibilities and obligations hereunder in the manner provided in Section 11.01.

     Section  8.05     No  Transfer  of  Servicing.
                       ---------------------------

     With respect to the retention of the Company to service the Mortgage Loans hereunder, the Company acknowledges that the Purchaser has acted in reliance upon the Company's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this Section, the Company shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Purchaser, which consent shall be granted or withheld in the Purchaser's sole discretion, but if the purchaser of the Company's assetshas the qualifications set forth in Section 8.02, then the Purchaser will not unreasonably withhold consent.

     Without in any way limiting the generality of this Section 8.05, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof without (i) satisfying the requirements set forth herein or (ii) the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement, without any payment of any penalty or damages and without any liability whatsoever to the Company (other than with respect to accrued but unpaid Servicing Fees and Servicing Advances remaining unpaid) or any third party.


                                   ARTICLE IX

                                     DEFAULT
                                     -------

     Section  9.01     Events  of  Default.
                       -------------------

     In case one or more of the following Events of Default by the Company shall occur and be continuing, that is to say:

     (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of one (1) Business Day; or

     (ii) failure on the part of the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

     (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

     (iv) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

     (v) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

     (vi) Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days; or

     (vii) the Company attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof; or

     (viii) the Company ceases to be (a) licensed to service first lien residential mortgage loans in any jurisdiction in which a Mortgaged Property is located and such licensing is required, and (b) qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Company's ability to perform its obligations hereunder; or

     (ix) the Company fails to meet the eligibility criteria set forth in the last sentence of Section 8.02.

     Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice) Company may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same. On or after the receipt by the Company of such written notice (or, in the case of an Event of Default under clauses
(iii), (iv) or (v) above, in which case, automatically and without notice), all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Purchaser, the Company shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Company's sole expense. The Company agrees to cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

     Section  9.02     Waiver  of  Defaults.
                       --------------------

     The Purchaser may waive only by written notice any default by the Company in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.


(page)
                                    ARTICLE X

                                   TERMINATION
                                   -----------

     Section  10.01     Termination.
                        -----------

     The respective obligations and responsibilities of the Company shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan and the disposition of all remaining REO Property and the remittance of all funds due hereunder; or
(ii) by mutual consent of the Company and the Purchaser in writing; or (iii) termination with cause under the terms of this Agreement. Termination of the Agreement pursuant to Section 10.01 (iii) shall void Purchaser's obligation to purchase Mortgage Loans for which Purchaser has issued a Confirmation, commitment confirmation or a substantially similar commitment to purchase Mortgage Loans.

     Section  10.02     Termination  Without  Cause.
                        ---------------------------

     The Purchaser may, at its sole option, terminate any rights the Company may have hereunder, without cause, upon no less than 90 days written notice. Any such notice of termination shall be in writing and delivered to the Company as provided in Section 11.05 of this Agreement. In the event that the Company is terminated pursuant to this Section 10.02 without cause, the Purchaser shall solicit, by public announcement, bids from three organizations reasonably acceptable to the Purchaser for the purchase of the servicing functions. Following receipt of such bids, the Purchaser shall either (a) negotiate and effect the transfer, sale and assignment of the Agreement to the party submitting the highest satisfactory bid, which purchase price shall be paid to the Company upon transfer of the servicing rights and obligations under this Agreement to the Company's successor, or (b) pay to the Company a termination fee equal to the amount of the party submitting the highest satisfactory bid. Notwithstanding anything herein to the contrary, the Purchaser shall deduct all costs and expenses of any public announcement and any other expenses relating to the sale, transfer and assignment of this Agreement from the sum payable to Company pursuant to the previous sentence.

     Section  10.03     Survival.
                        ---------

     Termination of this Agreement under Section 10.01 or Section 10.02 shall not affect any of the Company's obligations regarding repurchase, indemnification or otherwise, all of which shall survive such termination and remain in full force and effect.

                                   ARTICLE XI

                            MISCELLANEOUS PROVISIONS
                            ------------------------

     Section  11.01     Successor  to  the  Company.
                        ---------------------------

     Prior to termination of Company's responsibilities and duties under this Agreement pursuant to Sections 4.13, 8.04, 9.01, 10.01 (ii) or (iii), the Purchaser shall (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Purchaser and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned Sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of Company pursuant to the aforementioned Sections shall not become effective until a successor shall be appointed pursuant to this Section and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01, 3.02 and 3.03 and the remedies available to the Purchaser thereunder and under Section 8.01, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company notwithstanding any such resignation or termination of the Company, or the termination of this Agreement.

     Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or this Agreement pursuant to
Section 4.13, 8.04, 9.01 or 10.01 shall not affect any claims that the Purchaser may have against the Company arising prior to any such termination or resignation.

     The Company shall promptly deliver to the successor the funds in the Custodial Account and the Escrow Account and the Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds. The Company shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company. The successor shall make arrangements as it may deem appropriate to reimburse the Company for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Company pursuant to this Agreement but for the appointment of the successor servicer.

     Upon a successor's acceptance of appointment as such, the Company shall notify by mail the Purchaser of such appointment.

     Section  11.02     Amendment.
                        ---------

     This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.

     Section  11.03     Recordation  of  Agreement.
                        --------------------------

     To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of the properties subject to the Mortgages are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Company at the Company's expense on direction of the Purchaser accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Purchaser or is necessary for the administration or servicing of the Mortgage Loans.

     Section  11.04     Governing  Law.
                        --------------

     This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     Section  11.05     Notices.
                        -------

     Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or certified mail, return receipt requested, or transmitted by telex, telegraph or telecopier and confirmed by a similar mailed writing, as follows:

     (i)  if  to  the  Company:

          Michael  T.  Stilb  /  Senior  Vice  President
          2929  Walden  Avenue
          Depew,  New  York  14043

     (ii) if  to  the  Purchaser:

          EMC  Mortgage  Corporation
          Mac  Arthur  Ridge  II,
          909  Hidden  Ridge  Drive,  Suite  200
          Irving,  Texas  75038
          Attention:  Ralene  Ruyle
          Telecopier  No.:  (972)  444-2810

          With  a  copy  to:

          Bear  Stearns  Mortgage  Capital  Corporation
          383  Madison  Avenue
          New  York,  New  York  10179
          Attention:  Mary  Haggerty
          Telecopier  No.:  (212)  272-5591

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

     Section  11.06     Severability  of  Provisions.
                        ----------------------------

     Any part, provision, representation or warranty of this Agreement and the related Term Sheet which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

     Section  11.07     Exhibits.
                        --------

     The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

     Section  11.08     General  Interpretive  Principles.
                        ---------------------------------

     For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

     (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

     (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

     (iii)     references  herein  to  "Articles",  "Sections",  Subsections",
"Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

     (iv) a reference to a Subsection without further reference to a Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

     (v) the words "herein", "hereof ", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision;

     (vi) the term "include" or "including" shall mean without limitation by reason of enumeration; and

     (viii) headings of the Articles and Sections in this Agreement are for reference purposes only and shall not be deemed to have any substantive effect.

     Section  11.09     Reproduction  of  Documents.
                        ---------------------------

     This Agreement and all documents relating thereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

     Section  11.10     Confidentiality  of  Information.
                        --------------------------------

     Each party recognizes that, in connection with this Agreement, it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of the Agreement, provided that each party may provide confidential information to its employees, agents and affiliates who have a need to know such information in order to effectuate the transaction, provided further that such information is identified as confidential non-public information. In addition, confidential information may be provided to a regulatory authority with supervisory power over Purchaser, provided such information is identified as confidential non-public information.

     The Company agrees that the Company (i) shall comply with any applicable laws and regulations regarding the privacy and security of Consumer Information including, but not limited to the Gramm-Leach-Bliley Act, Title V, Subtitle A, 15 U.S.C. Sec. 6801 et seq., (ii) shall not use Consumer Information in any manner inconsistent with any applicable laws and regulations regarding the privacy and security of Consumer Information, (iii) shall not disclose Consumer Information to third parties except at the specific written direction of the Purchaser, (iv) shall maintain adequate physical, technical and administrative safeguards to protect Consumer Information from unauthorized access as provided by the applicable laws and regulations, and (v) shall immediately notify the Purchaser of any actual or suspected breach of the confidentiality of Consumer Information that would have a material and adverse effect on the Purchaser.

     The Company agrees that the Company shall indemnify, defend and hold the Purchaser harmless from and against any loss, claim or liability the Purchaser may suffer by reason of the Company's failure to perform the obligations set forth in this Section 11.10.

     Section  11.11     Recordation  of  Assignments  of  Mortgage.
                        ------------------------------------------

     To the extent permitted by applicable law, each of the Assignments is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by and at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

     Section  11.12     Assignment.
                        ----------

     The Purchaser shall have the right, without the consent of the Company, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit D hereto and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. In no event shall Purchaser sell a partial interest in any Mortgage Loan without the written consent of Company, which consent shall not be unreasonably denied. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee. The Company shall have the right, only with the consent of the Purchaser or otherwise in accordance with this Agreement, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans.

     Section  11.13     No  Partnership.
                        ---------------

     Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for Purchaser.

     Section  11.14     Signature  Pages/Counterparts;  Successors  and Assigns.
                        -------------------------------------------------------

     This Agreement and/or any Term Sheet shall be executed by each party (i) in one or more fully executed copies, each of which shall constitute a fully executed original Agreement, and/or (ii) in counterparts having one or more original signatures, and all such counterparts containing the original signatures of all of the parties hereto taken together shall constitute a fully executed original Agreement or Term Sheet, as applicable, and/or (iii) by delivery of one or more original signed signature pages to the other parties hereto (x) by mail or courier, and/or (y) by electronic transmission, including without limitation by telecopier, facsimile or email of a scanned image ("Electronic Transmission"), each of which as received shall constitute for all purposes an executed original signature page of such party. The Purchaser may deliver a copy of this Agreement and/or any Term Sheet, fully executed as provided herein, to each other party hereto by mail and/or courier and/or Electronic Transmission, and such copy as so delivered shall constitute a fully executed original Agreement or Term Sheet, as applicable, superseding any prior form of the Agreement or Term Sheet, as applicable, that differs therefrom in any respect. This Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successor and assigns.

     Section  11.15     Entire  Agreement.
                        -----------------

     The Company acknowledges that no representations, agreements or promises were made to the Company by the Purchaser or any of its employees other than those representations, agreements or promises specifically contained herein and in the Confirmation. The Confirmation and this Agreement and the related Term Sheet sets forth the entire understanding between the parties hereto; provided, however, only this Agreement and the related Term Sheet shall be binding upon all successors of both parties. In the event of any inconsistency between the Confirmation and this Agreement, this Agreement and the related Term Sheet shall control.

     Section  11.16.  No  Solicitation.
                      ----------------

     From and after the Closing Date, the Company agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, to personally, by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Company or any affiliate of the Company which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this Section 11.16. This Section 11.16 shall not be deemed to preclude the Company or any of its affiliates from soliciting any Mortgagor for any other financial products or services. The Company shall use its best efforts to prevent the sale of the name of any Mortgagor to any Person who is not affiliate of the Company.

     Section  11.17.  Closing.
                      -------

     The closing for the purchase and sale of the Mortgage Loans shall take place on the related Closing Date. The closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree, or conducted in person, at such place as the parties shall agree.

     The closing for the Mortgage Loans to be purchased on the related Closing Date shall be subject to each of the following conditions:

     (a) at least one (1) Business Day prior to the related Closing Date, the Company shall deliver to the Purchaser a magnetic diskette, or transmit by modem, a listing on a loan-level basis of the information contained in the related Mortgage Loan Schedule attached to the related Term Sheet;

     (b) all of the representations and warranties of the Company under this Agreement shall be materially true and correct as of the related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a material default under this Agreement;

     (c) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all documents required pursuant to this Agreement, the related Term Sheet, an opinion of counsel and an officer's certificate, all in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the terms hereof;

     (d) the Company shall have delivered and released to the Purchaser (or its designee) on or prior to the related Closing Date all documents required pursuant to the terms of this Agreement and the related Term Sheet; and

     (e) all other terms and conditions of this Agreement, the related Term Sheet and the Confirmation shall have been materially complied with.

     Subject to the foregoing conditions, the Purchaser shall pay to the Company on the related Closing Date the Purchase Price, plus accrued interest pursuant to Section 2.02 of this Agreement, by wire transfer of immediately available funds to the account designated by the Company.

     Section  11.18.     Cooperation  of  Company  with  a  Reconstitution.
                         -------------------------------------------------

     The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

     (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

     (b) one or more trusts or other entities to be formed as part of one or more pass-through transfers (each, a "Pass-Through Transfer").

     The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement. Notwithstanding anything to the contrary in this Section 11.18, the Company agrees that it is required to perform the obligations described in Exhibit K hereto.

     With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date"). In that connection, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution:
(i) any and all information (including servicing portfolio information) and appropriate verification of information (including servicing portfolio information) which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand; and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant. In connection with each Pass-Through Transfer, the Company agrees to provide reasonable and customary indemnification to the Purchaser and its affilates for disclosure contained in any offering document relating to the Company or its affilates, the Mortgage Loans and the underwriting standards of the Mortgage Loans. The Purchaser shall be responsible for the costs relating to the delivery of such information.

     All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.


(page)
     IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                   EMC  MORTGAGE  CORPORATION
                                          Purchaser

                                     By:
                                        --------------------------
                                     Name:
                                     Title:


                                   HSBC  MORTGAGE  CORPORATION  (USA)
                                          Company

                                     By:
                                        --------------------------
                                     Name:
                                     Title:


(page)
                                    EXHIBIT A
                                    ---------
                            CONTENTS OF MORTGAGE FILE

     With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or its designee pursuant to Sections 2.04 and 2.05 of the Purchase, Warranties and Servicing Agreement.

     1. The original Mortgage Note endorsed "Pay to the order of ____________________________________________________, without recourse," and signed via original signature in the name of the Company by an authorized officer, with all intervening endorsements showing a complete chain of title from the originator to the Company, together with any applicable riders. In no event may an endorsement be a facsimile endorsement. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the endorsement must be by "[Company] formerly known as [previous name]". Mortgage Notes may be in the form of a lost note affidavit subject to Purchaser acceptability.

     2. Except as provided below and for each Mortgage Loan that is not a MERS Mortgage Loan, the original Mortgage (together with a standard adjustable rate mortgage rider) with evidence of recording thereon, or a copy thereof certified by the public recording office in which such mortgage has been recorded or, if the original Mortgage has not been returned from the applicable public recording office, a true certified copy, certified by the Company. With respect to each MERS Mortgage Loan, the original Mortgage, noting the presence of the MIN of the Mortgage Loans and either language indicating that the Mortgage Loan is a MOM Loan or if the Mortgage Loan was not a MOM Loan at origination, the original Mortgage and the assignment thereof to MERS, with evidence of recording indicated thereon, or a copy of the Mortgage certified by the public recording office in which such Mortgage has been recorded.

     3. The original or certified copy, certified by the Company, of the Primary Mortgage Insurance Policy, if required.

     4. In the case of each Mortgage Loan that is not a MERS Mortgage Loan, the original Assignment, from the Company to ________________________________, or in accordance with Purchaser's instructions, which assignment shall, but for any blanks requested by Purchaser, be in form and substance acceptable for recording. If the Mortgage Loan was acquired or originated by the Company while doing business under another name, the Assignment must be by "[Company] formerly known as [previous name]". If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". None of the Assignments are blanket assignments of mortgage.

     5. The original policy of title insurance, including riders and endorsements thereto, or if the policy has not yet been issued, a written commitment or interim binder or preliminary report of title issued by the title insurance or escrow company.

     6. In the case of each Mortgage Loan that is not a MERS Mortgage Loan, originals of all recorded intervening Assignments, or copies thereof, certified by the public recording office in which such Assignments have been recorded showing a complete chain of title from the originator to the Company, with evidence of recording thereon, or a copy thereof certified by the public recording office in which such Assignment has been recorded or, if the original Assignment has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     7. Originals, or copies thereof certified by the public recording office in which such documents have been recorded, of each assumption, extension, modification, written assurance or substitution agreements, if applicable, or if the original of such document has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     8. If the Mortgage Note or Mortgage or any other material document or instrument relating to the Mortgage Loan has been signed by a person on behalf of the Mortgagor, the original or copy of power of attorney or other instrument that authorized and empowered such person to sign bearing evidence that such instrument has been recorded, if so required in the appropriate jurisdiction where the Mortgaged Property is located, or a copy thereof certified by the public recording office in which such instrument has been recorded or, if the original instrument has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     9.     reserved.

     10. Mortgage Loan closing statement (Form HUD-1) and any other truth-in-lending or real estate settlement procedure forms required by law.

     11.     Residential  loan  application.

     12. Uniform underwriter and transmittal summary (Fannie Mae Form 1008) or reasonable equivalent.

     13.     Credit  report  on  the  mortgagor.

     14.     Business  credit  report,  if  applicable.

     15.     Residential  appraisal  report  and  attachments  thereto.

     16. The original of any guarantee executed in connection with the Mortgage Note.

     17. Verification of employment and income except for Mortgage Loans originated under a limited documentation program, all in accordance with Company's underwriting guidelines.

     18. Verification of acceptable evidence of source and amount of down payment, in accordance with Company's underwriting guidelines.

     19.     Photograph  of  the  Mortgaged Property (may be part of appraisal).

     20.     Survey  of  the  Mortgaged  Property,  if  any.

     21.     Sales  contract,  if  applicable.

     22. If available, termite report, structural engineer's report, water portability and septic certification.

     23. Any original security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

     24.     Name  affidavit,  if  applicable.

     Notwithstanding anything to the contrary herein, Company may provide one certificate for all of the Mortgage Loans indicating that the documents were delivered for recording.

     (B) With respect to each Co-op Loan, as applicable and as required by the applicable laws of the state in which the related Cooperative apartment is located, copies of: (A) the proprietary lease, (B) the security agreement, (C) the assignment of the proprietary lease, with all intervening assignments showing a complete chain of title and an assignment thereof by such Seller, (D) the original stock certificate evidencing the ownership of the Cooperative apartment endorsed or accompanied by a stock power relating to such stock certificate executed in blank, (E) a recognition agreement in form approved by Seller's underwriting guidelines, in substantially the same form as the standard "AZTECH" form, (F) copies of the financing statement filed by the applicable Company as secured party and, if applicable, a filed UCC-3 assignment of the subject security interest showing a complete chain of title, together with an executed UCC-3 Assignment of such security interest by the Company in a form sufficient for filing, and (G) such other documents as are necessary for the perfection of a lien against the related Co-op Loan ownership interests under applicable law.


(page)
                                    EXHIBIT B
                                    ---------

                       CUSTODIAL ACCOUNT LETTER AGREEMENT

                              ______________, 2002

To:  [_______________________]
     (the  "Depository")

     As "Company" under the Purchase, Warranties and Servicing Agreement, dated as of May 1, 2001 Adjustable Rate Mortgage Loans (the "Agreement"), we hereby authorize and request you to establish an account, as a Custodial Account pursuant to Section 4.04 of the Agreement, to be designated as "[______________________________________], in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans". All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                         [__________________________]

                                   By:
                                      ----------------------------

                                   Name:
                                        --------------------------

                                   Title:
                                         -------------------------



     The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number [__________], at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                   HSBC  MORTGAGE  CORPORATION  (USA)


                                   By:
                                      ----------------------------

                                   Name:
                                        --------------------------

                                   Title:
                                         -------------------------


(page)
                                    EXHIBIT C
                                    ---------

                         ESCROW ACCOUNT LETTER AGREEMENT
                               _____________, 2002

To:  [_______________________]
     (the  "Depository")

     As "Company" under the Purchase Warranties and Servicing Agreement, dated as of May 1, 2001 Adjustable Rate Mortgage Loans (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section 4.06 of the Agreement, to be designated as "[__________________________], in trust for the [Purchaser], Owner of Adjustable Rate Mortgage Loans, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                   HSBC  MORTGAGE  CORPORATION  (USA)

                                   By:
                                      ----------------------------
                                   Name:
                                        --------------------------
                                   Title:
                                         -------------------------


     The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation through the Bank Insurance Fund or the Savings Association Insurance Fund or will be invested in Permitted Investments as defined in the Agreement.

                                   [__________________________]

                                   By:
                                      ----------------------------
                                   Name:
                                        --------------------------
                                   Title:
                                         -------------------------


(page)
                                    EXHIBIT D
                                    ---------

            FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This is a Purchase, Assignment, Assumption and Recognition Agreement (this "PAAR Agreement") made as of __________, 200__, among EMC Mortgage Corporation (the "Assignor"), ___________________ (the "Assignee"), and HSBC Mortgage Corporation (USA) (the "Company").

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of May 1, 2002, between Assignor and Company (the "Purchase Agreement") shall be subject to the terms of this PAAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                       PURCHASE, ASSIGNMENT AND ASSUMPTION

     1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Purchase Agreement.

     2. Simultaneously with the execution hereof, (i) Assignee shall pay to Assignor the "Funding Amount" as set forth in that certain letter agreement, dated as of _________ ____, between Assignee and Assignor (the "Confirmation") and (ii) Assignor, at its expense, shall have caused to be delivered to Assignee or its designee the Mortgage File for each Assigned Loan in Assignor's or its custodian's possession, as set forth in the Purchase Agreement, along with, for each Assigned Loan, an endorsement of the Mortgage Note from the applicable Company, in blank, and an assignment of mortgage in recordable form from the applicable Company, in blank. Assignee shall pay the Funding Amount by wire transfer of immediately available funds to the account specified by Assignor. Assignee shall be entitled to all scheduled payments due on the Assigned Loans after ___________, 200__ and all unscheduled payments or other proceeds or other recoveries on the Assigned Loans received on and after _____________, 200__.

                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     3. Assignor warrants and represents to Assignee and Company as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

     (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

     (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

     (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This PAAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.

          4. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

     (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire, own and purchase the Assigned Loans;

     (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This PAAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (d) Assignee agrees to be bound as "Purchaser" by all of the terms, covenants and conditions of the Purchase Agreement with respect to the Assigned Loans, and from and after the date hereof, Assignee assumes for the benefit of each of Assignor and Company all of Assignor's obligations as "Purchaser" thereunder but solely with respect to such Assigned Loans.

     5. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

     (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This PAAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Company of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (e) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect.

                             RECOGNITION OF ASSIGNEE

     6. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans in accordance with the Purchase Agreement. It is the intention of Assignor, Company and Assignee that this PAAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.


                                  MISCELLANEOUS

          7. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this PAAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:


     (a)  In  the  case  of  Company:
          HSBC  MORTGAGE  CORPORATION  (USA)
          Lori  Miller  /  Senior  Vice  President
          2929  Walden  Avenue
          Depew,  New  York  14043

          With  a  copy  to:

     (b)  In  the  case  of  Assignor:
          [Name  and  address]

     (c)  In  the  case  of  Assignee:
          EMC  Mortgage  Corporation
          Mac  Arthur  Ridge  II
          909  Hidden  Ridge  Drive,  Suite  200
          Irving,  Texas  75038
          Attention:  Ralene  Ruyle
          Telecopier  No.:  (972)  444-2810

          with  a  copy  to:
          Bear  Stearns  Mortgage  Capital  Corporation
          383  Madison  Avenue
          New  York,  New  York  10179
          Attention:  ___________
          Telecopier  No.:  (212)  272-____

     8. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this PAAR Agreement.

     9. This PAAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     10. No term or provision of this PAAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     11. This PAAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     12.     This  PAAR  Agreement  shall survive the conveyance of the Assigned
Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

     13. This PAAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     14. In the event that any provision of this PAAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this PAAR Agreement shall control. In the event that any provision of this PAAR Agreement conflicts with any provision of the Confirmation with respect to the Assigned Loans, the terms of this PAAR Agreement shall control.


                       [MODIFICATION OF PURCHASE AGREEMENT

     15. The Company and Assignor hereby amend the Purchase Agreement as follows:

     (a)     The following definitions are added to Section 1.01 of the Purchase
Agreement:

     Securities  Administrator:
     -------------------------      ------------------------

     Supplemental  PMI  Insurer:
     -------------------------      ------------------------

     Supplemental  PMI Policy:     The primary guarantee insurance policy of the
     ------------------------
Supplemental  PMI  Insurer  attached  hereto  as  Exhibit  J,  or  any successor
Supplemental  PMI  Policy  given  to  the  Servicer  by  the  Assignee.

     Trustee:
     -------      ------------------------

     (b)     The  following  definition  is  amended  and  restated:

     Insurance  Proceeds:     Proceeds of any Primary Mortgage Insurance Policy,
     -------------------
     the Supplemental PMI Policy, any title policy, any hazard insurance policy or any other insurance policy covering a Mortgage Loan or other related Mortgaged Property, including any amounts required to be deposited in the Custodial Account pursuant to Section 4.04, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices.

     (c) The following are added as the fourth, fifth and sixth paragraphs of Section 4.08:

     "In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the Supplemental PMI Insurer with respect to the Supplemental PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Supplemental PMI Policy respecting a defaulted Mortgage Loan. Pursuant to
Section 4.04, any amounts collected by the Company under any Supplemental PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

     In accordance with the Supplemental PMI Policy, the Company shall provide to the Supplemental PMI Insurer any required information regarding the Mortgage Loans.

     The Company shall provide to the [Securities Administrator] on a monthly basis via computer tape, or other mutually acceptable format, the unpaid principal balance, insurer certificate number, lender loan number, and premium due the Supplemental PMI Insurer for each Mortgage Loan covered by the Supplemental PMI Policy. In addition, the Company agrees to forward to the Purchaser and the [Securities Administrator] any statements or other reports given by the Supplemental PMI Insurer to the Servicer in connection with a claim under the Supplemental PMI Policy."

     (d)     Clause  (vi)  of  Section  6.1  is  amended  to  read  as  follows:

     "Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days, or the Company fails to meet the servicer eligibility requirements of the Supplemental PMI Insurer; or"]

     IN WITNESS WHEREOF, the parties hereto have executed this PAAR Agreement as of the day and year first above written.

                                   EMC  MORTGAGE  CORPORATION
                                   Assignor

                                   By:
                                      ----------------------------
                                   Name:
                                        --------------------------
                                   Title:
                                         -------------------------


                                   -------------------------------
                                   Assignee

                                   By:
                                      ----------------------------
                                   Name:
                                        --------------------------
                                   Title:
                                         -------------------------


                                   HSBC  MORTGAGE  CORPORATION  (USA)
                                   Company

                                   By:
                                      ----------------------------
                                   Name:
                                        --------------------------
                                   Title:
                                         -------------------------


(page)
                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE
                             ----------------------


(page)
                                  ATTACHMENT 2

                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                  --------------------------------------------


(page)
                                    EXHIBIT E
                                    ---------

                              FORM OF TRIAL BALANCE


(page)
                                    EXHIBIT G
                                    ---------

                  REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

RE:     Mortgage  Loan  #
                         -----------------------------------
BORROWER:
         ---------------------------------------------------------
PROPERTY:
         ---------------------------------------------------------


Pursuant to a Purchase, Warranties and Servicing Agreement (the "Agreement") between the Company and the Purchaser, the undersigned hereby certifies that he or she is an officer of the Company requesting release of the documents for the reason specified below. The undersigned further certifies that:

(Check  one  of  the  items  below)

_____ On _________________, the above captioned mortgage loan was paid in full or that the Company has been notified that payment in full has been or will be escrowed. The Company hereby certifies that all amounts with respect to this loan which are required under the Agreement have been or will be deposited in the Custodial Account as required.

_____     The above captioned loan is being repurchased pursuant to the terms of the Agreement. The Company hereby certifies that the repurchase price has been credited to the Custodial Account as required under the Agreement.

_____ The above captioned loan is being placed in foreclosure and the original documents are required to proceed with the foreclosure action. The Company hereby certifies that the documents will be returned to the Purchaser in the event of reinstatement.

_____     Other  (explain)


-------------------------------------------------------

-------------------------------------------------------

All capitalized terms used herein and not defined shall have the meanings assigned to them in the Agreement.

     Based on this certification and the indemnities provided for in the Agreement, please release to the Company all original mortgage documents in your possession relating to this loan.

Dated:
      -----------------

By:
   --------------------------------
   Signature

   --------------------------------
     Title

Send  documents  to:
                     -------------------------------------------------

-------------------------------------------------

-------------------------------------------------

Acknowledgement:

     Purchaser hereby acknowledges that all original documents previously released on the above captioned mortgage loan have been returned and received by the Purchaser.


Dated:
      -----------------

By:
   --------------------------------
   Signature

   --------------------------------
     Title


(page)
                                    EXHIBIT H
                                    ---------

                        COMPANY'S UNDERWRITING GUIDELINES


(page)
                                    EXHIBIT I
                                    ---------

                                   TERM SHEET

     This TERM SHEET (the "Term Sheet") dated _____________, between HSBC Mortgage Corporation (USA), a Delaware corporation, located at 2929 Walden Avenue, Depew, New York 14043 (the "Company") and EMC Mortgage Corporation, a Delaware corporation, located at Mac Arthur Ridge II, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 (the "Purchaser") is made pursuant to the terms and conditions of that certain Purchase, Warranties and Servicing Agreement (the "Agreement") dated as of May 1, 2002, between the Company and the Purchaser, the provisions of which are incorporated herein as if set forth in full herein, as such terms and conditions may be modified or supplemented hereby. All initially capitalized terms used herein unless otherwise defined shall have the meanings ascribed thereto in the Agreement.

     The Purchaser hereby purchases from the Company and the Company hereby sells to the Purchaser, all of the Company's right, title and interest in and to the Mortgage Loans described on the Mortgage Loan Schedule annexed hereto as
Schedule  I,  pursuant  to  and  in accordance with the terms and conditions set
-----------
forth in the Agreement, as same may be supplemented or modified hereby. Hereinafter, the Company shall service the Mortgage Loans for the benefit of the Purchaser and all subsequent transferees of the Mortgage Loans pursuant to and in accordance with the terms and conditions set forth in the Agreement.

1.     Definitions
       -----------

     For purposes of the Mortgage Loans to be sold pursuant to this Term Sheet, the following terms shall have the following meanings:

Aggregate  Principal  Balance
(as  of  the  Cut-Off  Date):
-----------------------------

Closing  Date:
--------------

Custodian:
----------

Cut-off  Date:
--------------

Initial  Weighted  Average
Mortgage  Loan  Remittance  Rate:
---------------------------------

Purchase  Price  Percentage:
----------------------------

Servicing  Fee  Rate:
---------------------

     Except as modified herein, Section 8.01 of the Agreement shall remain in full force and effect as of the date hereof.


(page)
     IN WITNESS WHEREOF, the parties hereto have caused their names to be signed hereto by their respective duly authorized officers as of the date first above written.


                                   HSBC  MORTGAGE  CORPORATION  (USA)

                                   By:
                                      ----------------------------
                                   Name:
                                        --------------------------
                                   Title:
                                         -------------------------


                                   EMC  MORTGAGE  CORPORATION


                                   By:
                                      ----------------------------
                                   Name:
                                        --------------------------
                                   Title:
                                         -------------------------


(page)
                                   SCHEDULE I
                                   ----------

                             MORTGAGE LOAN SCHEDULE


(page)
                                    EXHIBIT J

                                   [RESERVED]


(page)
                                    EXHIBIT K
                                    ---------

                         COMPANY'S OBLIGATIONS IN CONNECTION
                              WITH A RECONSTITUTION

-    The Company shall (i) possess the ability to service into a securitization;
     (ii) service on a "Scheduled/Scheduled" reporting basis (advancing through the liquidation of an REO Property), (iii) make compensating interest payments on payoffs and curtailments and (iv) remit and report to a master servicer in format acceptable to such master servicer by the 18th calendar day of each month, unless otherwise provided in the securitization documents.

- The Company shall provide an acceptable annual certification (officer's certificate) to the master servicer (as required by the Sarbanes-Oxley Act of 2002) as well as any other annual certifications required under the securitization documents (i.e. the annual statement as to compliance/annual independent certified public accountants' servicing report due by March 15 of each year).

- The Company shall allow for the Purchaser, the master servicer or their designee to perform a review of audited financials and net worth of the Company.

- The Company shall provide a Uniform Single Attestation Program certificate and Management Assertion as requested by the master servicer or the Purchaser.

- The Company shall provide information on each Custodial Account as requested by the master servicer or the Purchaser, and each Custodial Accounts shall comply with the requirements for such accounts as set forth in the securitization documents.

- The Company shall maintain its servicing system in accordance with the requirements of the master servicer.





                                                                       EXECUTION

                                AMENDMENT REG AB
               TO THE SELLER'S WARRANTIES AND SERVICING AGREEMENT

          This  is  Amendment  Reg  AB  (the  "Amendment  Reg  AB"), dated as of
                                               ------------------
November 7, 2005, by and between EMC Mortgage Corporation (the "Purchaser"), and
                                                                ---------
HSBC  Mortgage  Corporation  (USA)  (the "Company") to that certain  Amended and
                                          -------
Restated Purchase, Warranties and Servicing Agreement, dated as of September 1, 2005 by and between the Company and the Purchaser, (as amended, modified or supplemented, the "Existing Agreement").
                     -------------------

                                   WITNESSETH

          WHEREAS, the Company and the Purchaser have agreed, subject to the terms and conditions of this Amendment Reg AB that the Existing Agreement be amended to reflect certain agreed upon revisions to the terms of the Existing Agreement.

          Accordingly, the Company and the Purchaser hereby agree, in consideration of the mutual premises and mutual obligations set forth herein, that the Existing Agreement is hereby amended as follows:

1. Capitalized terms used herein but not otherwise defined shall have the meanings set forth in the Existing Agreement. The Existing Agreement is hereby amended by adding the following definitions in their proper alphabetical order:

          Commission:  The  United  States  Securities  and Exchange Commission.
          -----------

          Company  Information:  As  defined  in  Section  2(g)(i)(A)(1).
          --------------------

          Depositor:  With respect to any Securitization Transaction, the Person
          ---------
          identified in writing to the Company by the Purchaser as depositor for such Securitization Transaction.

          Exchange Act.  The Securities Exchange Act of 1934, as amended.
          ------------

          Master  Servicer:  With respect to any Securitization Transaction, the
          ----------------
          "master servicer," if an, identified in the related transaction documents.

          Qualified  Correspondent:  Any Person from which the Company purchased
          ------------------------
          Mortgage Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were originated pursuant to an agreement between the Company and such Person that contemplated that such Person would underwrite mortgage loans from time to time, for sale to the Company, in accordance with underwriting guidelines designated by the Company ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines: (ii) such Mortgage Loans were in fact underwritten as described in clause (i) above and were acquired by the Company within 180 days after origination (except that 1% of the Mortgage Loans in any securitization may be within 240 days); (iii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by the Company in the origination of mortgage loans of the same type as the Mortgage Loans for the Company's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by the Company on a consistent basis for use by lenders in originating mortgage loans to be purchased by the Company; and (iv) the Company employed, at the time such Mortgage Loans were acquired by the Company pre-purchase or post-purchase quality assurance procedures (which may involve, among other things, review of a sample of mortgage loans purchased during a particular time period or through particular channels) designed to ensure that Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by the Company.

          Reconstitution:  Any  Securitization  Transaction  or  Whole  Loan
          --------------
          Transfer.

          Reconstitution  Agreement:  An agreement or agreements entered into by
          -------------------------
          the Company and the Purchaser and/or certain third parties in connection with a Reconstitution with respect to any or all of the Mortgage Loans.

          Regulation  AB: Subpart 229.1100 - Asset Backed Securities (Regulation
          ---------------
          AB), 17 C.F.R. Sec.Sec.229.1100-229.1123, as such may be amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005)) or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

          Securities  Act:  The  federal  Securities  Act  of  1933, as amended.
          ----------------

          Securitization  Transaction:  Any  transaction  involving either (1) a
          ---------------------------
          sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity (as defined in Regulation
          AB) in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

          Servicer:  As  defined  in  Section  2(f)(iii).
          --------

          Servicing Criteria: The "servicing criteria" set forth in Item 1122(d)
          -------------------
          of  Regulation  AB,  as  such  may  be  amended  from  time  to  time.

          Static  Pool  Information:  Information  set forth in Item 1105(a) and
          --------------------------
          1105(c)  of  Regulation  AB.

          Subcontractor:  Any vendor, subcontractor or other Person that is not
          -------------
          responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans pursuant to a Reconstitution Agreement but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans (serviced by the Company under a Reconstitution Agreement) under the direction or authority of the Company or a Subservicer.

          Subservicer:  Any Person that services Mortgage Loans on behalf of the
          -----------
          Company (as servicer under a Reconstitution Agreement) or any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by the Company under this Agreement or any Reconstitution Agreement that are identified in Item 1122(d) of Regulation AB.

          Third  Party  Originator:  Each  Person,  other  than  a  Qualified
          ------------------------
          Correspondent, that originated Mortgage Loans acquired by the Company.

          Whole  Loan  Transfer:  Any  sale  or  transfer  of some or all of the
          ---------------------
          Mortgage  Loans,  other  than  a  Securitization  Transaction.

2. The Purchaser and the Company agree that the Existing Agreement is hereby amended by adding the following provisions as an addendum:

     (a) (i) The Company hereby represents to the Purchaser, to any Master Servicer and to any Depositor, as of the date on which information is first provided to the Purchaser, any Master Servicer or any Depositor under Section 2(f) that, except as disclosed in writing to the Purchaser, such Master Servicer or such Depositor prior to such date:
          (i) the Company is not aware and has not received notice that any default, early amortization or other performance triggering event has occurred as to any other securitization due to any act or failure to act of the Company; (ii) the Company has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (iii) no material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Company as servicer has been disclosed or reported by the Company; (iv) no material changes to the Company's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreement for mortgage loans of a type similar to the Mortgage Loans have occurred during the three-year period immediately preceding the related Securitization Transaction; (v) there are no aspects of the Company's financial condition that could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement; (vi) there are no material legal or governmental proceedings pending (or known to be contemplated) against the Company, any Subservicer or any Third-Party Originator of a type identified in Item 1117 of Regulation AB; and
          (vii) there are no affiliations, relationships or transactions relating to the Company, any Subservicer or any Third-Party Originator with respect to any Securitization Transaction and any party thereto identified by the related Depositor of a type described in Item 1119 of Regulation AB.

          (ii) If so requested by the Purchaser, any Master Servicer or any Depositor on any date following the date on which information is first provided to the Purchaser, any Master Servicer or any Depositor under
          Section 2(f), the Company shall within five Business Days, following such request, to confirm in writing the accuracy of the representations and warranties set forth in paragraph (i) of this Section or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.

     (b) The Company shall use its reasonable best efforts on or before March 1, but in no event later than March 15, of each calendar year, commencing in 2007, to deliver to the Purchaser, any Master Servicer and any Depositor a statement of compliance addressed to the Purchaser, and Master Servicer and such Depositor and signed by an authorized officer of the Company, to the effect that (i) a review of the Company's activities during the immediately preceding calendar year (or applicable portion thereof) and of its performance under this Agreement and any applicable Reconstitution Agreement during such period has been made under such officer's supervision, and (ii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement and any applicable Reconstitution Agreement in all material respects throughout such calendar year (or applicable portion thereof) or, if there has been a failure to fulfill any such obligation in any material respect, specifically identifying each such failure known to such officer and the nature and the status thereof.

     (c) (i) The Company shall use its reasonable best efforts on or before March 1, but in no event later than March 15, of each calendar year, commencing in 2007 to:

                    (A) Deliver to the Purchaser, any Master Servicer and any
               Depositor a report (in form and substance reasonably satisfactory to the Purchaser, such Master Servicer and such Depositor) regarding the Company's assessment of compliance with the Servicing Criteria during the immediately preceding calendar year, as required under Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB. Such report shall be addressed to the Purchaser and such Depositor and signed by an authorized officer of the Company, and shall address each of the Servicing Criteria specified on a certification substantially in the form of Exhibit B hereto delivered to the Purchaser at the time of any Securitization Transaction;

                    (B) deliver to the Purchaser, any Master Servicer and any
               Depositor a report of a registered public accounting firm reasonably acceptable to the Purchaser, such Master Servicer and such Depositor that attests to, and reports on, the assessment of compliance made by the Company and delivered pursuant to the preceding paragraph. Such attestation shall be in accordance with Rules 1-02(a)(3) and 2-02(g) of Regulation S-X under the Securities Act and the Exchange Act;

                    (C) cause each Subservicer and each Subcontractor determined by the Company pursuant to Section 2(e)(ii) to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB (each, a "Participating Entity"), to deliver to the Purchaser, and Master Servicer and any Depositor an assessment of compliance and accountants' attestation as and when provided in paragraphs (i) and (ii) of this Section 2(c); and

                    (D) deliver and cause each Subservicer and Subcontractor
               described in clause (c) to provide , to the Purchaser, and Master Servicer, any Depositor and any other Person that will be responsible for signing the certification (a "Sarbanes Certification") required by Rules 13a-14(d) and 15d-14(d) under the Exchange Act (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) on behalf of an asset-backed issuer with respect to a Securitization Transaction a certification signed by the appropriate officer of the company in the form attached hereto as Exhibit A.

               The Company acknowledges that the parties identified in clause
          (i)(D) above may rely on the certification provided by the Company pursuant to such clause in signing a Sarbanes Certification and filing such with the Commission.

               (ii) Each assessment of compliance provided by a Subservicer pursuant to Section 2(c)(i)(A) shall address each of the Servicing Criteria specified on a certification substantially in the form of Exhibit B hereto delivered to the Purchaser concurrently with the execution of this Agreement or, in the case of a Subservicer subsequently appointed as such, on or prior to the date of such appointment. An assessment of compliance provided by a Subcontractor pursuant to Section 2(c)(i)(C) need not address any elements of the Servicing Criteria other than those specified by the Company pursuant to Section 2(e).

     (d)  [RESERVED]

     (e) The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of clause (i) of this Section. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of 2(e)(ii) of this Section.

               (i) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subservicer. The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section and with Sections 2(a), 2(b), 2(c), 2(f)(iii), 2(f)(v) and 2(g) of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect to such Subservicer under Section 2(f)(iv) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under Section 2(b), any assessment of compliance and attestation required to be delivered by such Subservicer under Section 2(c) and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under
          Section  2(c)  as  and  when  required  to  be  delivered.

               (ii) It shall not be necessary for the Company to seek the consent of the Purchaser or any Depositor to the utilization of any Subcontractor. The Company shall promptly upon request provide to the Purchaser and any Depositor (or any designee of the Depositor, such as any Master Servicer or an administrator) a written description (in form and substance satisfactory to the Purchaser, such Depositor and such Master Servicer) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (A) the identity of each such Subcontractor, (B) which (if any) of such Subcontractors are Participating Entities, and (C) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (B) of this paragraph.

          As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of
          Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 2(c) and 2(g) of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any assessment of compliance and attestation and the other certifications required to be delivered by such Subservicer and such Subcontractor under Section 2(c), in each case as and when required to be delivered.

(f) In connection with any Securitization Transaction the Company shall (1) within five Business Days following request by the Purchaser or any Depositor, to provide to the Purchaser and such Depositor (or, as applicable, cause each Third-Party Originator and each Subservicer to provide), in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, the information and materials specified in paragraphs (i), (ii), (iii), (vi) and (vii) of this Section 2(f), and
     (2) as promptly as practicable following notice to or discovery by the Company, provide to the Purchaser and any Depositor (in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor) the information specified in paragraph (iv) of this Section.

               (i) If so requested by the Purchaser or any Depositor in connection with a Securitization Transaction, the Company shall provide such information regarding (x) the Company, as originator of the Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), or (y) each Third-Party Originator, and (z) as applicable, each Subservicer, as is requested for the purpose of compliance with Items 1103(a)(1), 1105, 1110, 1117 and 1119 of
          Regulation  AB.  Such  information  shall  include,  at  a  minimum:

                    (A) the originator's form of organization;

                    (B) a description of the originator's origination program
               and how long the originator has been engaged in originating residential mortgage loans, which description shall include a discussion of the originator's experience in originating mortgage loans of a similar type as the Mortgage Loans; information regarding the size and composition of the originator's origination portfolio; and information that may be material, in the good faith judgment of the Purchaser or any Depositor, to an analysis of the performance of the Mortgage Loans, including the originators' credit-granting or underwriting criteria for mortgage loans of similar type(s) as the Mortgage Loans and such other information as the Purchaser or any Depositor may reasonably request for the purpose of compliance with Item 1110(b)(2) of Regulation AB;

                    (C) a description of any material legal or governmental
               proceedings pending (or known to be contemplated) of a type described in Item 1117 of Regulation AB against the Company, each Third-Party Originator and each Subservicer; and

                    (D) a description of any affiliation or relationship of a
               type described in Item 1119 of Regulation AB between the Company, each Third-Party Originator, each Subservicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Company by the Purchaser or any Depositor in writing in advance of such Securitization
               Transaction:

                         (1)     the sponsor;
                         (2)     the depositor;
                         (3)     the issuing entity;
                         (4)     any servicer;
                         (5)     any trustee;
                         (6)     any originator;
                         (7)     any significant obligor;
                         (8)     any enhancement or support provider; and
                         (9)     any other material transaction party.

               (ii) If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (a) the Company, if the Company is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), and/or (b) each Third-Party Originator. Such Static Pool Information shall be prepared by the Company (or Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) of Regulation AB. To the extent that there is reasonably available to the Company (or Third-Party Originator) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by the Company, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (pdf) file, or other such electronic format reasonably required by the Purchaser or the Depositor, as applicable.

          Promptly following notice or discovery of a material error in Static Pool Information provided pursuant to the immediately preceding paragraph (including an omission to include therein information required to be provided pursuant to such paragraph), the Company shall provide corrected Static Pool Information to the Purchaser or any Depositor, as applicable, in the same format in which Static Pool Information was previously provided to such party by the Company.

          If so requested by the Purchaser or any Depositor, the Company shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), such statements and agreed-upon procedures letters of certified public accountants reasonably acceptable to the Purchaser or Depositor, as applicable, pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to the Company's or Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which may include, by way of example, any Sponsor, any Depositor and any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Securitization Transaction. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor.

               (iii) If so requested by the Purchaser or any Depositor, the Company shall provide such information regarding the Company, as servicer of the Mortgage Loans, and each Subservicer (each of the Company and each Subservicer, for purposes of this paragraph, a "Servicer"), as is requested for the purpose of compliance with Items 1108, 1117 and 1119 of Regulation AB. Such information shall include, at a minimum:

                    (A) the Servicer's form of organization;

                    (B) a description of how long the Servicer has been
               servicing residential mortgage loans; a general discussion of the Servicer's experience in servicing assets of any type as well as a more detailed discussion of the Servicer's experience in, and procedures for, the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of the Servicer's portfolio of residential mortgage loans of a type similar to the Mortgage Loans and information on factors related to the Servicer that may be material, in the good faith judgment of the Purchaser or any Depositor, to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including, without limitation:

                         (1) whether any prior securitizations of mortgage loans
                    of a type similar to the Mortgage Loans involving the Servicer have defaulted or experienced an early amortization or other performance triggering event because of servicing during the three-year period immediately preceding the related Securitization Transaction;
                         (2) the extent of outsourcing the Servicer utilizes;
                         (3) whether there has been previous disclosure of
                    material noncompliance with the applicable servicing criteria with respect to other securitizations of residential mortgage loans involving the Servicer as a servicer during the three-year period immediately preceding the related Securitization Transaction;
                         (4) whether the Servicer has been terminated as
                    servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; and
                         (5) such other information as the Purchaser or any
                    Depositor may reasonably request for the purpose of compliance with Item 1108(b)(2) of Regulation AB;

               (C) a description of any material changes during the three-year period immediately preceding the related Securitization Transaction to the Servicer's policies or procedures with respect to the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of a type similar to the Mortgage Loans;

               (D) information regarding the Servicer's financial condition, to the extent that there is a material risk that an adverse financial event or circumstance involving the Servicer could have a material adverse effect on the performance by the Company of its servicing obligations under this Agreement or any Reconstitution Agreement;

               (E) information regarding advances made by the Servicer on the Mortgage Loans and the Servicer's overall servicing portfolio of residential mortgage loans for the three-year period immediately preceding the related Securitization Transaction, which may be limited to a statement by an authorized officer of the Servicer to the effect that the Servicer has made all advances required to be made on residential mortgage loans serviced by it during such period, or, if such statement would not be accurate, information regarding the percentage and type of advances not made as required, and the reasons for such failure to advance;

               (F) a description of the Servicer's processes and procedures designed to address any special or unique factors involved in servicing loans of a similar type as the Mortgage Loans;

               (G) a description of the Servicer's processes for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of mortgaged properties, sale of defaulted mortgage loans or workouts;

               (H) information as to how the Servicer defines or determines delinquencies and charge-offs, including the effect of any grace period, re-aging, restructuring, partial payments considered current or other practices with respect to delinquency and loss experience; and

               (I) a description of any material legal or governmental proceedings pending (or known to be contemplated) against the Servicer;

               (J) a description of any affiliation or relationship between the Servicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Servicer by the Purchaser or any Depositor in writing in advance of such Securitization Transaction:

                         (1)     the sponsor;
                         (2)     the depositor;
                         (3)     the issuing entity;
                         (4)     any servicer;
                         (5)     any trustee;
                         (6)     any originator;
                         (7)     any significant obligor;
                         (8)     any enhancement or support provider; and
                         (9)     any other material transaction party.


          (iv) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and Third-Party Originator to) (i) provide prompt notice to the Purchaser, and Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings of a type described in Item 1117 of Regulation AB involving the Company, any Subservicer or any Third-Party Originator (B)) any affiliations or relationships that develop following the closing date of a Securitization between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in clause (D) of paragraph (i) of this Section 2(f) (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and (E) the Company's entry into any agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships. All notification pursuant to clause (A) should be sent to:

     EMC Mortgage Corporation

     2780 Lake Vista Drive

     Lewisville, TX 75067-3884

     Attention: Conduit Seller Approval Dept.

     Facsimile: (214) 626-3751

     Email: sellerapproval@bear.com
            -----------------------



     With a copy to:



     Bear, Stearns & Co. Inc.

     383 Madison Avenue, 3rd floor

     New York, NY 10179

     Attention: Global Credit Administration

     Facsimile: (212) 272-6564



     Notifications pursuant to clause (B) should be sent to:



     EMC Mortgage Corporation

     Two Mac Arthur Ridge

     909 Hidden Ridge Drive, Suite 200

     Irving, TX 75038

     Attention: Associate General Counsel for Loan Administration

     Facsimile: (972) 831-2555



     With copies to:



     Bear, Stearns & Co. Inc.

     383 Madison Avenue, 3rd floor

     New York, NY 10179

     Attention: Global Credit Authorization

     Facsimile: (212) 272-6564



     EMC Mortgage Corporation

     2780 Lake Vista Drive

     Lewisville, TX 75067-3884

     Attention: Conduit Seller Approval Dept.

     Facsimile: (214) 626-3751

     Email: sellerapproval@bear.com

          (v) As a condition to the succession to the Company or any Subservicer as servicer or subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which the Company or such Subservicer may be merged or consolidated, or (ii) which may be appointed as a successor to the Company or any Subservicer, the Company shall provide to the Purchaser, any Master Servicer and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, all information reasonably requested by the Purchaser or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities.

          (vi) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company or any Subservicer, the Company or such Subservicer, as applicable, shall, but only to the extent the Company or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and material related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

               i. any material modifications, extensions or waivers of Mortgage Loans serviced by the Company or its Subservicer terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

               ii. material breaches of Mortgage Loans serviced by the Company or its Subservicers representations or warranties or transaction covenants (Item 1121(a)(12) of Regulation AB); and

               iii. information  regarding  any  Mortgage  Loans  serviced  by the Company or its Subservicers changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets as it relates to a substitution (Item 1121(a)(14) of Regulation AB), the Company shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification and, no more than once a year, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance Policy, financial information and reports, and such other information related to the Company or any Subservicer or the Company or such Subservicer's performance hereunder, which items may be accepted in the forms acceptable to the Company's and Subservicer's regulators or the agencies. [ (i) The Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Securitization Transaction: each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange
     Act); and the respective present and former directors, officers, employees ,agents ] of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (A)(1) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided in written or electronic form under this Amendment Reg AB by or on behalf of the Company, or provided under this Amendment Reg AB by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (2) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (2) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (B) any breach by the Company of its obligations under this agreement, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Amendment Reg AB, including any failure by the Company to identify pursuant to Section 2(e)(ii) any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB; or

          (C) any breach by the Company of a representation or warranty set forth in Section 2(a)(i) or in a writing furnished pursuant to Section 2(a)(ii) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 2(a)(ii) to the extent made as of a date subsequent to such closing date.

          (D) The negligence bad faith or willful misconduct of the Company in connection with its performance under this Amendment.

          If the indemnification provided for herein is unavailable or insufficient as determined by a court of law to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect relative fault of such Indemnified Party on the one hand and the Company on the other.

          In the case of any failure of performance described in clause (i)(B) of this Section 2(g), the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

          This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

     (ii) (A) Any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Amendment Reg AB, or any breach by the Company of a representation or warranty set forth in Section 2(a)(i) or in a writing furnished pursuant to Section 2(a)(ii) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 2(a)(ii) to the extent made as of a date subsequent to such closing date, shall, except as provided in clause (B) of this paragraph, immediately and automatically, without notice or grace period, constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution Agreement, and shall entitle the Purchaser or any Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement or any applicable Reconstitution Agreement to the contrary) of any compensation to the Company and if the Company is servicing any of the Mortgage Loans in a Securitization Transaction appoint a successor servicer reasonably acceptable to any Master Servicer for such Securitization Transaction; provided that to the extent that any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

          (B) Any failure by the Company, any Subservicer or any Subcontractor to deliver any information, report, certification or accountants' letter when and as required under Section 2(b) or 2(c), including (except as provided below) any failure by the Company to identify pursuant to Section 2(e)(ii) any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, which continues unremedied for ten calendar days after the date on which such information, report, certification or accountants' letter was required to be delivered shall constitute an Event of Default with respect to the Company under this Agreement and any applicable Reconstitution Agreement, and shall entitle the Purchaser, any Master Servicer or any Depositor, as applicable, in its sole discretion to terminate the rights and obligations of the Company as servicer under this Agreement and/or any applicable Reconstitution Agreement without payment (notwithstanding anything in this Agreement to the contrary) of any compensation to the Company; provided that to the extent that any provision of this Agreement and/or any applicable Reconstitution Agreement expressly provides for the survival of certain rights or obligations following termination of the Company as servicer, such provision shall be given effect.

          Neither the Purchaser nor any Depositor shall be entitled to terminate the rights and obligations of the Company pursuant to this subparagraph
     (ii)(B) if a failure of the Company to identify a Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB was attributable solely to the role or functions of such Subcontractor with respect to mortgage loans other than the Mortgage Loans.

          (C) The Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

          (iii) The Purchaser shall indemnify the Company, each affiliate of the Company and each Person who controls the Company or such affiliate and their respective present and former directors, officers, employees and agents, and hold each of them harmless from and against any losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that each of them may sustain arising out of or based upon any claims arising out of or in connection with any information set forth in any offering document prepared in connection with any Securitization Transaction other than a statement or omission arising out of, resulting from, or based upon the Company Information.

          For purposes of the Amendment and any related provisions thereto, each Master Servicer shall be considered a third-party beneficiary of this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

3. The Company acknowledges that a Subservicer or Subcontractor that performs services with respect to mortgage loans involved in a Securitization Transaction in addition to the Mortgage Loans may be determined by a Depositor to be a Participating Entity on the basis of the aggregate balance of such mortgage loans, without regard to whether such Subservicer or Subcontractor would be a Participating Entity with respect to the Mortgage Loans viewed in isolation. The Company shall (A) respond as promptly as practicable to any good faith request by the Purchaser or any Depositor for information regarding each Subservicer and each Subcontractor and (B) cause each Subservicer and each Subcontractor with respect to which the Purchaser or any Depositor requests delivery of an assessment of compliance and accountants' attestation to deliver such within the time required under Section 2(c).

4. Notwithstanding any other provision of this Amendment Reg AB, (i) the Company shall seek the consent of the Purchaser for the utilization of all third party service providers, including Subservicers and Subcontractors, when required by and in accordance with the terms of the Existing Agreement and (ii) references to the Purchaser shall be deemed to include any assignees or designees of the Purchaser, such as any Depositor, a master servicer or a trustee.

5. The Existing Agreement is hereby amended by adding the Exhibits attached hereto as Exhibit A and Exhibit B to the end thereto.

6. References in this Amendment Reg AB to "this Agreement" or words of similar import (including indirect references to the Agreement) shall be deemed to be references to the Existing Agreement as amended by this Amendment Reg AB. Except as expressly amended and modified by this Amendment Reg AB, the Agreement shall continue to be, and shall remain, in full force and effect in accordance with its terms. In the event of a conflict between this Amendment Reg AB and any other document or agreement, including without limitation the Existing Agreement, this Amendment Reg AB shall control.

7. THIS AMENDMENT REG AB SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, OR FEDERAL LAW AS APPLICABLE, WITHOUT
     REFERENCE TO ITS CONFLICT OF LAW PROVISIONS (OTHER THAN SECTION 5-1401 OF THE GENERAL OBLIGATIONS LAW), AND THE OBLIGATIONS, RIGHTS AND REMEDIES OF
     THE  PARTIES  HEREUNDER  SHALL  BE DETERMINED IN ACCORDANCE WITH SUCH LAWS.

8. This Amendment Reg AB may be executed in one or more counterparts and by different parties hereto on separate counterparts, each of which, when so executed, shall constitute one and the same agreement.

9. This Amendment Reg AB shall bind and inure to the benefit of and be enforceable by the Company and the Purchaser and the respective permitted successors and assigns of the Company and the successors and assigns of the Purchaser.

10. This Amendment Reg AB will become effective as of the date first mentioned above. This Amendment Reg AB shall not be assigned, pledged or hypothecated by the Company to a third party without the prior written consent of the Purchaser, which consent may be withheld by the Purchaser in its sole discretion. The Existing Agreement as amended by this Amendment Reg AB may be assigned, pledged or hypothecated by the Purchaser in whole or in part, and with respect to one or more of the Mortgage Loans, without the consent of the Company. There shall be no limitation on the number of assignments or transfers allowable by the Purchaser with respect to the Mortgage Loans and this Amendment Reg AB and the Existing Agreement.

11.  Intent  of  the  Parties;  Reasonableness.
     -----------------------------------------

     The Purchaser and the Company acknowledge and agree that the purpose of this Amendment Reg AB is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, the Company acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings. References in this Agreement to compliance with Regulation AB include provision of comparable disclosure in private offerings.

     Neither the Purchaser nor any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder (or the provision in a private offering of disclosure comparable to that required under the Securities Act). The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser, any Master Servicer or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate fully with the Purchaser to deliver to the Purchaser (including any of its assignees or designees), any Master Servicer and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser, any Master Servicer or any Depositor to permit the Purchaser, such Master Servicer or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser, any Master Servicer or any Depositor to be necessary in order to effect such compliance.

     The Purchaser (including any of its assignees or designees) shall cooperate with the Company by providing timely notice of requests for information under these provisions and by reasonably limiting such requests to information required, in the Purchaser's reasonable judgment, to comply with Regulation AB.

     For purposes of clarification, the provisions, covenants and or requirements of this Amendment are only applicable with respect to those Mortgage Loans being securitized in a Securitization Transaction


                     [Signatures Commence on Following Page]


(page)
     IN WITNESS WHEREOF, the parties have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.
--------------------------------------------------------------------------------

                         Purchaser

                         By:
                             ----------------------------------
                         Name:
                               --------------------------------
                         Title:
                                -------------------------------


                         HSBC  Mortgage  Corporation  (USA)

                         Company

                         By:
                             ----------------------------------
                         Name:
                               --------------------------------
                         Title:
                                -------------------------------


(page)
                                    EXHIBIT A

                          FORM OF ANNUAL CERTIFICATION

I.     The  [                   ]  agreement  dated  as of [      ], 200[ ] (the
       "Agreement"),  among  [IDENTIFY  PARTIES]

     I, ________________________________, the _______________________ of [NAME
OF COMPANY (the "Company")], certify to [the Purchaser], [the Depositor], and the [Master Servicer] [Securities Administrator] [Trustee], and their officers, with the knowledge and intent that they will rely upon this certification, that:

          (1) I have reviewed the servicer compliance statement of the Company provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of the Company's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities Exchange Act of 1934, as amended (the "Exchange Act") and
     Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by the Company during 200[ ] that were delivered by the Company to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee] pursuant to the Agreement (collectively, the "Company Servicing Information");

          (2) Based on my knowledge, the Company Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by the Company Servicing Information;

          (3) Based on my knowledge, all of the Company Servicing Information required to be provided by the Company under the Agreement has been provided to the [Depositor] [Master Servicer] [Securities Administrator] [Trustee];

          (4) I am responsible for reviewing the activities performed by the Company as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, the Company has fulfilled its obligations under the Agreement in all material respects; and

          (5) The Compliance Statement required to be delivered by the Company pursuant to the Agreement, and the Servicing Assessment and Attestation Report required to be provided by the Company and by any Subservicer or Subcontractor pursuant to the Agreement, have been provided to the [Depositor] [Master Servicer]. Any material instances of noncompliance described in such reports have been disclosed to the [Depositor] [Master Servicer]. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.




                                   Date:
                                        ------------------------


                                   By:
                                      --------------------------------
                                   Name:
                                   Title:


(page)

-------------------------------------------------------------------------------------------------------------------------
                                                  SERVICING CRITERIA                                       APPLICABLE
                                                                                                       SERVICING CRITERIA
-----------------------------------------------------------------------------------------------------  ------------------
   REFERENCE                                           CRITERIA
----------------  -----------------------------------------------------------------------------------  ------------------
                                           GENERAL SERVICING CONSIDERATIONS
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or other                   X
                  triggers and events of default in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies and           X
                  procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party                    X
                  participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
                  CASH COLLECTION AND ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial                      X
                  bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an investor               X
                  are made only by authorized personnel.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or                         X
                  distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or                   X
                  accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository                       X
                  institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed                         X
                  securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
                                          INVESTOR REMITTANCES AND REPORTING
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission, are                   X
                  maintained in accordance with the transaction agreements and applicable
                  Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with                       X
                  timeframes, distribution priority and other terms set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to                     X
                  the Servicer's investor records, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with cancelled                  X
                  checks, or other form of payment, or custodial bank statements.
----------------  -----------------------------------------------------------------------------------  ------------------
                                          POOL ASSET ADMINISTRATION                                            X
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required by the                    X
                  transaction agreements or related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required by the                       X
                  transaction agreements
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed                X
                  and approved in accordance with any conditions or requirements in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance                        X
                  with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the                           X
                  Servicer's records with respect to an obligor's unpaid principal balance.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans                   X
                  (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications                  X
                  and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a                    X
                  mortgage loan is delinquent in accordance with the transaction agreements.
                  Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments)
                  are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are recognized and recorded in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ------------------
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item 1114(a)(1)
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
-------------------------------------------------------------------------------------------------------------------------


                                  [NAME OF COMPANY] [NAME OF SUBSERVICER]


                                  Date:
                                       ------------------------------


                                  By:
                                     --------------------------------
                                  Name:
                                       ------------------------------
                                  Title:
                                        -----------------------------








                            EMC MORTGAGE CORPORATION

                                   Purchaser,

                          CENDANT MORTGAGE CORPORATION

                    BISHOP'S  GATE RESIDENTIAL MORTGAGE TRUST

                                    Company,

                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                          Dated as of October 23, 2001





                   (Fixed and Adjustable Rate Mortgage Loans)


(page)

                                TABLE OF CONTENTS

                                    ARTICLE I

Section 1.01     Defined Terms . . . . . . . . . . . . . . . . . . . . . . . . .   2

                                   ARTICLE II

Section 2.01     Agreement to Purchase . . . . . . . . . . . . . . . . . . . . .  14
Section 2.02     Purchase Price. . . . . . . . . . . . . . . . . . . . . . . . .  14
Section 2.03     Servicing of Mortgage Loans . . . . . . . . . . . . . . . . . .  15
Section 2.04     Record Title and Possession of Mortgage Files;
                 Maintenance of Servicing Files. . . . . . . . . . . . . . . . .  15
Section 2.05     Books and Records . . . . . . . . . . . . . . . . . . . . . . .  16
Section 2.06     Transfer of Mortgage Loans. . . . . . . . . . . . . . . . . . .  16
Section 2.07     Delivery of Mortgage Loan Documents . . . . . . . . . . . . . .  17
Section 2.08     Quality Control Procedures. . . . . . . . . . . . . . . . . . .  18
Section 2.09     Near-term Principal Prepayments; Near Term Payment Defaults . .  19
Section 2.10     Modification of Obligations . . . . . . . . . . . . . . . . . .  19

                                   ARTICLE III

Section 3.01     Representations and Warranties of the Company . . . . . . . . .  19
Section 3.02     Representations and Warranties as to
                 Individual Mortgage Loans . . . . . . . . . . . . . . . . . . .  22
Section 3.03     Repurchase; Substitution. . . . . . . . . . . . . . . . . . . .  33
Section 3.04     Representations and Warranties of the Purchaser . . . . . . . .  34

                                   ARTICLE IV

Section 4.01     Company to Act as Servicer. . . . . . . . . . . . . . . . . . .  35
Section 4.02     Collection of Mortgage Loan Payments. . . . . . . . . . . . . .  39
Section 4.03     Realization Upon Defaulted Mortgage Loans . . . . . . . . . . .  39
Section 4.04     Establishment of Custodial Accounts;
                 Deposits in Custodial Accounts. . . . . . . . . . . . . . . . .  40
Section 4.05     Permitted Withdrawals from the
                 Custodial Account . . . . . . . . . . . . . . . . . . . . . . .  42
Section 4.06     Establishment of Escrow Accounts;
                 Deposits in Escrow Accounts . . . . . . . . . . . . . . . . . .  43
Section 4.07     Permitted Withdrawals From Escrow Account . . . . . . . . . . .  44
Section 4.08     Payment of Taxes, Insurance and Other
                 Charges; Maintenance of Primary Mortgage
                 Insurance Policies; Collections Thereunder. . . . . . . . . . .  44
Section 4.09     Transfer of Accounts. . . . . . . . . . . . . . . . . . . . . .  45
Section 4.10     Maintenance of Hazard Insurance . . . . . . . . . . . . . . . .  46
Section 4.11     Maintenance of Mortgage Impairment
                 Insurance Policy. . . . . . . . . . . . . . . . . . . . . . . .  47
Section 4.12     Fidelity Bond, Errors and Omissions
                 Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . .  47
Section 4.13     Title, Management and Disposition of REO  Property. . . . . . .  48
Section 4.14     Notification of Maturity Date . . . . . . . . . . . . . . . . .  49

                                   ARTICLE V

Section 5.01     Distributions . . . . . . . . . . . . . . . . . . . . . . . . .  49
Section 5.02     Statements to the Purchaser . . . . . . . . . . . . . . . . . .  50
Section 5.03     Monthly Advances by the Company . . . . . . . . . . . . . . . .  51
Section 5.04     Liquidation Reports . . . . . . . . . . . . . . . . . . . . . .  51

                                   ARTICLE VI

Section 6.01     Assumption Agreements . . . . . . . . . . . . . . . . . . . . .  52
Section 6.02     Satisfaction of Mortgages and Release
                 of Mortgage Files . . . . . . . . . . . . . . . . . . . . . . .  53
Section 6.03     Servicing Compensation. . . . . . . . . . . . . . . . . . . . .  54
Section 6.04     Annual Statement as to Compliance . . . . . . . . . . . . . . .  54
Section 6.05     Annual Independent Certified Public
                 Accountants' Servicing Report . . . . . . . . . . . . . . . . .  54
Section 6.06     Purchaser's Right to Examine Company Records. . . . . . . . . .  55

                                   ARTICLE VII

Section 7.01     Company Shall Provide Information as Reasonably
                 Required. . . . . . . . . . . . . . . . . . . . . . . . . . . .  55

                                  ARTICLE VIII

Section 8.01     Indemnification; Third Party Claims . . . . . . . . . . . . . .  56
Section 8.02     Merger or Consolidation of the Company. . . . . . . . . . . . .  56
Section 8.03     Limitation on Liability of the Company and Others . . . . . . .  57
Section 8.04     Company Not to Assign or Resign . . . . . . . . . . . . . . . .  57
Section 8.05     No Transfer of Servicing. . . . . . . . . . . . . . . . . . . .  58

                                   ARTICLE IX

Section 9.01     Events of Default . . . . . . . . . . . . . . . . . . . . . . .  58
Section 9.02     Waiver of Defaults. . . . . . . . . . . . . . . . . . . . . . .  60

                                   ARTICLE X

Section 10.01    Termination . . . . . . . . . . . . . . . . . . . . . . . . . .  60
Section 10.02    Termination without cause . . . . . . . . . . . . . . . . . . .  60

                                   ARTICLE XI

Section 11.01    Successor to the Company. . . . . . . . . . . . . . . . . . . .  60
Section 11.02    Amendment . . . . . . . . . . . . . . . . . . . . . . . . . . .  61
Section 11.03    Recordation of Agreement. . . . . . . . . . . . . . . . . . . .  61
Section 11.04    Governing Law . . . . . . . . . . . . . . . . . . . . . . . . .  62
Section 11.05    Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62
Section 11.06    Severability of Provisions. . . . . . . . . . . . . . . . . . .  63
Section 11.07    Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .  63
Section 11.08    General Interpretive Principles . . . . . . . . . . . . . . . .  63
Section 11.09    Reproduction of Documents . . . . . . . . . . . . . . . . . . .  64
Section 11.10    Confidentiality of Information. . . . . . . . . . . . . . . . .  64
Section 11.11    Recordation of Assignment of Mortgage . . . . . . . . . . . . .  64
Section 11.12    Assignment by Purchaser . . . . . . . . . . . . . . . . . . . .  64
Section 11.13    No Partnership. . . . . . . . . . . . . . . . . . . . . . . . .  65
Section 11.14    Execution: Successors and Assigns . . . . . . . . . . . . . . .  65
Section 11.15    Entire Agreement. . . . . . . . . . . . . . . . . . . . . . . .  65
Section 11.16    No Solicitation . . . . . . . . . . . . . . . . . . . . . . . .  65
Section 11.17    Closing.. . . . . . . . . . . . . . . . . . . . . . . . . . . .  65
Section 11.18    Cooperation of Company with Reconstitution. . . . . . . . . . .  66


EXHIBITS
  A              Contents of Mortgage File
  B              Custodial Account Letter Agreement
  C              Escrow Account Letter Agreement
  D              Form of Assignment, Assumption and Recognition Agreement
  E              Form of Trial Balance
  F              [reserved]
  G              Request for Release of Documents and Receipt
  H              Company's Underwriting Guidelines
  I              Form of Term Sheet


(page)
     This is a Purchase, Warranties and Servicing Agreement, dated as of October 23, 2001 and is executed between EMC MORTGAGE CORPORATION, as Purchaser (the "Purchaser"), and Cendant Mortgage Corporation ("Cendant Mortgage") and Bishop's Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust) (the "Trust," together with Cendant Mortgage, the "Company" and individually, each a "Company"), as the Company.

                              W I T N E S S E T H :
                              - - - - - - - - - -

     WHEREAS, Cendant Mortgage is engaged in the business, inter alia, of making
                                                           ----- -----
loans to individuals, the repayment of which is secured by a first lien mortgage on such individuals' residences (each, a "Mortgage Loan"). The Trust is engaged in the business of purchasing such Mortgage Loans from Cendant Mortgage and selling same to investors.

     WHEREAS, Cendant Mortgage has established certain terms, conditions and loan programs, as described in Cendant Mortgage's Program and Underwriting Guidelines (the "Company Guide") and Purchaser may purchase Mortgage Loans that comply with the terms of such terms, conditions and loan programs. The applicable provisions of the Cendant Guide are attached hereto as Exhibit H. The Purchaser has heretofore agreed to purchase from the Company and the Company has heretofore agreed to sell to the Purchaser, from time to time, certain Mortgage Loans on a servicing retained basis, pursuant to the terms of a letter agreement, which may be executed from time to time, by and between the Company and the Purchaser (the "Confirmation").

     WHEREAS, each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument creating a first lien on a residential dwelling located in the jurisdiction indicated on the Mortgage Loan Schedule, which is annexed to the related Term Sheet; and

     WHEREAS, the Purchaser and the Company wish to prescribe the representations and warranties of the Company with respect to itself and the Mortgage Loans and the management, servicing and control of the Mortgage Loans;

     NOW, THEREFORE, in consideration of the mutual agreements hereinafter set forth, and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the Purchaser and the Company agree as follows:


(page)
                                    ARTICLE I

                                   DEFINITIONS
                                   -----------

     Section  1.01`     Defined  Terms.
                        --------------

     Whenever used in this Agreement, the following words and phrases, unless the context otherwise requires, shall have the following meaning specified in this Article:

     Accepted  Servicing  Practices:  With  respect  to any Mortgage Loan, those
     ------------------------------
mortgage servicing practices (including collection procedures) of prudent mortgage banking institutions which service mortgage loans of the same type as such Mortgage Loan in the jurisdiction where the related Mortgaged Property is located, and which are in accordance with Fannie Mae servicing practices and procedures, for MBS pool mortgages, as defined in the Fannie Mae Guides including future updates.

     Adjustment  Date:  As  to  each  adjustable rate Mortgage Loan, the date on
     ----------------
which the Mortgage Interest Rate is adjusted in accordance with the terms of the related Mortgage Note.

     Agreement:  This Purchase, Warranties and Servicing Agreement including all
     ---------
exhibits  hereto,  amendments  hereof  and  supplements  hereto.

     ALTA:          The  American  Land  Title  Association  or  any  successor
     ----
thereto.

     Appraised  Value: With respect to any Mortgaged Property, the value thereof
     ----------------
as determined by an appraisal made for the originator of the Mortgage Loan at the time of origination of the Mortgage Loan by an appraiser who met the requirements of the Company and Fannie Mae.

     Assignment:  An  individual  assignment of the Mortgage, notice of transfer
     ----------
or equivalent instrument, in recordable form, sufficient under the laws of the jurisdiction wherein the related Mortgaged Property is located to reflect of record the sale or transfer of the Mortgage Loan.

     Business  Day:  Any  day  other  than:  (i) a Saturday or Sunday, or (ii) a
     -------------
legal holiday in the States of New York or New Jersey, or (iii) a day on which banks in the States of New York or New Jersey are authorized or obligated by law or executive order to be closed.

     Closing  Date:  With  respect  to any Mortgage Loan, the date stated on the
     -------------
related Term Sheet, which are expected to be the dates set forth in the related Confirmation.

     Code:  The Internal Revenue Code of 1986, or any successor statute thereto.
     ----

     Company:   Cendant  Mortgage  Corporation,  its  successors in interest and
     -------
assigns,  as  permitted  by  this  Agreement.

     Company's  Officer's  Certificate:  A certificate signed by the Chairman of
     ---------------------------------
the Board, President, any Vice President or Treasurer of Company stating the date by which Company expects to receive any missing documents sent for recording from the applicable recording office.

     Condemnation Proceeds:  All awards or settlements in respect of a Mortgaged
     ---------------------
Property, whether permanent or temporary, partial or entire, by exercise of the power of eminent domain or condemnation, to the extent not required to be released to a Mortgagor in accordance with the terms of the related Mortgage Loan Documents.

     Confirmation:  As  defined  in  the  Recitals  to  this  Agreement.
     ------------

     Cooperative:   A  corporation  that  has  been  formed  for  the purpose of
     -----------
cooperative  apartment  ownership.

     Cooperative  Loan:  A Mortgage Loan secured with cooperative shares and the
     -----------------
related  Proprietary  Lease.

     Cooperative  Shares:   Stock,  shares  or  membership  certificates  in  a
     -------------------
Cooperative.

     Cooperative Unit:  A specific dwelling unit in a Cooperative Building as to
     ----------------
which exclusive occupancy rights have been granted pursuant to a Proprietary Lease.

     Current  Appraised  Value:     With  respect to any Mortgaged Property, the
     -------------------------
value thereof as determined by an appraisal made for the Company (by an appraiser who met the requirements of the Company and Fannie Mae) at the request of a Mortgagor for the purpose of canceling a Primary Mortgage Insurance Policy in accordance with federal, state and local laws and regulations or otherwise made at the request of the Company or Mortgagor.

     Current  LTV:     The  ratio  of the Stated Principal Balance of a Mortgage
     ------------
Loan  to  the  Current  Appraised  Value  of  the  Mortgaged  Property.

     Custodial  Account:  Each  separate  demand account or accounts created and
     ------------------
maintained pursuant to Section 4.04 which shall be entitled "Cendant Mortgage Corporation, in trust for the Purchaser, Owner of Mortgage Loans" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

     Custodian:  With  respect  to  any  Mortgage Loan, the entity stated on the
     ---------
related Term Sheet, and its successors and assigns, as custodian for the Purchaser.

     Cut-off  Date:  With  respect  to any Mortgage Loan, the date stated on the
     -------------
related  Term  Sheet.

     Determination  Date:  The  15th  day (or if such 15th day is not a Business
     -------------------
Day, the Business Day immediately preceding such 15th day) of the month of the related Remittance Date.

     Due  Date:  The  day  of the month on which the Monthly Payment is due on a
     ---------
Mortgage Loan, exclusive of any days of grace, which is the first day of the month.

     Due  Period:  With respect to any Remittance Date, the period commencing on
     -----------
the second day of the month preceding the month of such Remittance Date and ending on the first day of the month of the Remittance Date.

     Eligible  Account:  An  account established and maintained: (i) within FDIC
     -----------------
insured accounts created, maintained and monitored by the Company so that all funds deposited therein are fully insured, or (ii) as a trust account with the corporate trust department of a depository institution or trust company organized under the laws of the United States of America or any one of the states thereof or the District of Columbia which is not affiliated with the Company (or any sub-servicer) or (iii) with an entity which is an institution whose deposits are insured by the FDIC, the unsecured and uncollateralized long-term debt obligations of which shall be rated "A2" or higher by Standard & Poor's and "A" or higher by Fitch, Inc. or one of the two highest short-term ratings by any applicable Rating Agency, and which is either (a) a federal savings association duly organized, validly existing and in good standing under the federal banking laws, (b) an institution duly organized, validly existing and in good standing under the applicable banking laws of any state, (c) a national banking association under the federal banking laws, or (d) a principal subsidiary of a bank holding company, or (iv) if ownership of the Mortgage Loans is evidenced by mortgaged-backed securities, the equivalent required ratings of each Rating Agency, and held such that the rights of the Purchaser and the owner of the Mortgage Loans shall be fully protected against the claims of any creditors of the Company (or any sub-servicer) and of any creditors or depositors of the institution in which such account is maintained or (v) in a separate non-trust account without FDIC or other insurance in an Eligible Institution. In the event that a Custodial Account is established pursuant to clause (iii), (iv) or (v) of the preceding sentence, the Company shall provide the Purchaser with written notice on the Business Day following the date on which the applicable institution fails to meet the applicable ratings requirements.

     Eligible  Institution:   An  FDIC  insured  depository  institution,  or an
     ---------------------
institution having (i) the highest short-term debt rating, and one of the two highest long-term debt ratings of each Rating Agency; or (ii) with respect to any Custodial Account, an unsecured long-term debt rating of at least one of the two highest unsecured long-term debt ratings of each Rating Agency.

     Equity  Take-Out  Refinanced Mortgage Loan:  A Refinanced Mortgage Loan the
     ------------------------------------------
proceeds of which were in excess of the outstanding principal balance of the existing mortgage loan as defined in the Fannie Mae Guide(s).

     Escrow  Account:  Each  separate  trust  account  or  accounts  created and
     ---------------
maintained pursuant to Section 4.06 which shall be entitled " Cendant Mortgage Corporation, in trust for the Purchaser, Owner of Mortgage Loans, and various Mortgagors" and shall be established in an Eligible Account, in the name of the Person that is the "Purchaser" with respect to the related Mortgage Loans.

     Escrow  Payments:  With  respect  to  any  Mortgage  Loan,  the  amounts
     ----------------
constituting ground rents, taxes, assessments, water rates, sewer rents, municipal charges, mortgage insurance premiums, fire and hazard insurance premiums, condominium charges, and any other payments required to be escrowed by the Mortgagor with the mortgagee pursuant to the Mortgage or any other document.

     Event of Default:  Any one of the conditions or circumstances enumerated in
     ----------------
Section  9.01.

     Fannie Mae:     The Federal National Mortgage Association, or any successor
     ----------
thereto.

     Fannie  Mae  Guide(s):  The  Fannie  Mae  Selling  Guide and the Fannie Mae
     ---------------------
Servicing  Guide  and  all  amendments  or  additions  thereto.

     FDIC:  The Federal Deposit Insurance Corporation, or any successor thereto.
     ----

     FHLMC:  The  Federal  Home  Loan  Mortgage  Corporation,  or  any successor
     -----
thereto.

     FHLMC  Guide:  The  FHLMC  Single  Family  Seller/Servicer  Guide  and  all
     ------------
amendments  or  additions  thereto.

     Fidelity Bond:  A fidelity bond to be maintained by the Company pursuant to
     -------------
Section  4.12.

     FIRREA:  The  Financial  Institutions Reform, Recovery, and Enforcement Act
     ------
of  1989.

     GAAP:  Generally  accepted  accounting  principles,  consistently  applied.
     ----

     HUD:  The  United States Department of Housing and Urban Development or any
     ---
successor.

     Index:  With  respect  to  each adjustable rate Mortgage Loan, on each Rate
     -----
Adjustment Date, the applicable rate index set forth on the Mortgage Loan Schedule, which shall be an index described on such Mortgage Loan Schedule.

     Initial  Rate  Cap:     As  to  each  adjustable  rate Mortgage Loan, where
     ------------------
applicable, the maximum increase or decrease in the Mortgage Interest Rate on the first Adjustment Date.

     Insurance  Proceeds:  With  respect  to  each  Mortgage  Loan,  proceeds of
     -------------------
insurance policies insuring the Mortgage Loan or the related Mortgaged Property.

     Lifetime  Rate  Cap:  As to each adjustable rate Mortgage Loan, the maximum
     -------------------
Mortgage  Interest  Rate  over  the  term  of  such  Mortgage  Loan.

     Liquidation  Proceeds:  Cash received in connection with the liquidation of
     ---------------------
a defaulted Mortgage Loan, whether through the sale or assignment of such Mortgage Loan, trustee's sale, foreclosure sale or otherwise.

     Loan-to-Value  Ratio  or LTV:  With respect to any Mortgage Loan, the ratio
     ----------------------------
of the original outstanding principal amount of the Mortgage Loan, to (i) the Appraised Value of the Mortgaged Property as of the Origination Date with respect to a Refinanced Mortgage Loan, and (ii) the lesser of the Appraised Value of the Mortgaged Property as of the Origination Date or the purchase price of the Mortgaged Property with respect to all other Mortgage Loans.

     Margin:  With  respect  to  each  adjustable  rate Mortgage Loan, the fixed
     ------
percentage amount set forth in each related Mortgage Note which is added to the Index in order to determine the related Mortgage Interest Rate, as set forth in the Mortgage Loan Schedule.

     Monthly  Advance:  The aggregate of the advances made by the Company on any
     ----------------
Remittance  Date  pursuant  to  Section  5.03.

     Monthly  Payment:  The  scheduled monthly payment of principal and interest
     ----------------
on a Mortgage Loan which is payable by a Mortgagor under the related Mortgage Note.

     Mortgage:  The  mortgage,  deed  of  trust  or  other instrument securing a
     --------
Mortgage Note which creates a first lien on an unsubordinated estate in fee simple in real property securing the Mortgage Note. For purposes of a Cooperative Loan, references to "Mortgage" herein shall include a security agreement.

     Mortgage  File:  The mortgage documents pertaining to a particular Mortgage
     --------------
Loan which are specified in Exhibit A hereto and any additional documents required to be added to the Mortgage File pursuant to this Agreement.

     Mortgage  Impairment  Insurance  Policy:  A  mortgage impairment or blanket
     ---------------------------------------
hazard  insurance  policy  as  required  by  Section  4.11.

     Mortgage  Interest  Rate:  The annual rate at which interest accrues on any
     ------------------------
Mortgage  Loan  in  accordance with the provisions of the related Mortgage Note.

     Mortgage  Loan:  An  individual  mortgage loan which is the subject of this
     --------------
Agreement, each Mortgage Loan originally sold and subject to this Agreement being identified on the Mortgage Loan Schedule attached to the related Term Sheet, which Mortgage Loan includes, without limitation, the Mortgage File, the Monthly Payments, Principal Prepayments, Liquidation Proceeds, Condemnation Proceeds, Insurance Proceeds, REO Disposition Proceeds, and all other rights, benefits, proceeds and obligations arising from or in connection with such Mortgage Loan, excluding replaced or repurchased mortgage loans.

     Mortgage  Loan  Documents:  The  documents  listed  in  Exhibit  A.
     -------------------------                               ----------

     Mortgage  Loan  Remittance  Rate:  With  respect to each Mortgage Loan, the
     --------------------------------
annual rate of interest remitted to the Purchaser, which shall be equal to the Mortgage Interest Rate minus the Servicing Fee Rate.

     Mortgage  Loan  Schedule:  The  schedule  of  Mortgage Loans annexed to the
     ------------------------
related Term Sheet, such schedule setting forth the following information with respect to each Mortgage Loan in the related Mortgage Loan Package:

     (1)    the  Company's  Mortgage  Loan  identifying  number;

     (2)    the  Mortgagor's  first  and  last  name;

     (3) the street address of the Mortgaged Property including the city, state and zip code;

     (4) a code indicating whether the Mortgaged Property is owner-occupied, a second home or an investor property;

     (5)     the  type  of  residential  property  constituting  the  Mortgaged
Property;

     (6)     the  original  months  to  maturity  of  the  Mortgage  Loan;

     (7) the remaining months to maturity from the related Cut-off Date, based on the original amortization schedule and, if different, the maturity expressed in the same manner but based on the actual amortization schedule;

     (8) the Sales Price, if applicable, Appraised Value and Loan-to-Value Ratio, at origination;

     (9) the Mortgage Interest Rate as of origination and as of the related Cut-off Date; for adjustable rate Mortgage Loans, the initial Adjustment Date, the next Adjustment Date immediately following the related Cut-off Date, the Index, the Margin, the Initial Rate Cap, if any, Periodic Rate Cap, if any, minimum Mortgage Interest Rate under the terms of the Mortgage Note and the Lifetime Rate Cap;

     (10)     the  Origination  Date  of  the  Mortgage  Loan;

     (11)     the  stated  maturity  date;

     (12)     the  amount  of  the  Monthly  Payment  at  origination;

     (13)     the amount of the Monthly Payment as of the related  Cut-off Date;

     (14)     the  original  principal  amount  of  the  Mortgage  Loan;

     (15) the scheduled Stated Principal Balance of the Mortgage Loan as of the close of business on the related Cut-off Date, after deduction of payments of principal due on or before the related Cut-off Date whether or not collected;

     (16) a code indicating the purpose of the Mortgage Loan (i.e., purchase, rate and term refinance, equity take-out refinance);

     (17) a code indicating the documentation style (i.e. full, alternative, etc.);

     (18) the number of times during the twelve (12) month period preceding the related Closing Date that any Monthly Payment has been received after the month of its scheduled due date;

     (19)     the  date  on  which  the  first  payment  is  or  was  due;

     (20) a code indicating whether or not the Mortgage Loan is the subject of a Primary Mortgage Insurance Policy;

     (21) the last Due Date on which a Monthly Payment was actually applied to the unpaid principal balance of the Mortgage Loan;

     (21)     product  type  (i.e.  fixed,  adjustable,  3/1,  5/1,  etc.);

     (22)     credit  score  and/or  mortgage  score,  if  applicable;

     (23)     reserved;

     (24) a code indicating whether or not the Mortgage Loan has a prepayment fee and if so, the amount and term thereof; and

     (25) the Current Appraised Value of the Mortgage Loan and Current LTV, if applicable.

     With  respect  to  the  Mortgage  Loans in the aggregate, the Mortgage Loan
Schedule attached to the related Term Sheet shall set forth the following information, as of the related Cut-off Date:

     (1)     the  number  of  Mortgage  Loans;

     (2) the current aggregate outstanding principal balance of the Mortgage Loans;

     (3)     the  weighted average Mortgage Interest Rate of the Mortgage Loans;

     (4)     the  weighted  average  maturity  of  the  Mortgage  Loans;  and

     (5) the weighted average months to next Adjustment Date for an adjustable rate Mortgage Loan;

     Mortgage  Note:  The  note  or  other  evidence  of  the  indebtedness of a
     --------------
Mortgagor  secured  by  a  Mortgage.

     Mortgaged  Property:  The  underlying real property securing repayment of a
     -------------------
Mortgage Note, consisting of a single parcel of real estate considered to be real estate under the laws of the state in which such real property is located which may include condominium units and planned unit developments, improved by a residential dwelling; except that with respect to real property located in jurisdictions in which the use of leasehold estates for residential properties is a widely-accepted practice, a leasehold estate of the Mortgage, the term of which is equal to or longer than the term of the Mortgage. For Cooperative Loans, the term "Mortgaged Property" shall include the "Cooperative Unit".

     Mortgagor:  The  obligor  on  a  Mortgage  Note.
     ---------

     Officers'  Certificate:  A certificate signed by the Chairman of the Board,
     ----------------------
the Vice Chairman of the Board, the President, a Senior Vice President or a Vice President or by the Treasurer or the Secretary or one of the Assistant
Treasurers or Assistant Secretaries of the Company, and delivered to the Purchaser as required by this Agreement.

     Opinion  of  Counsel:  A written opinion of counsel, who may be an employee
     --------------------
of the party on behalf of whom the opinion is being given, reasonably acceptable to the Purchaser.

     Origination  Date:  The  date  on  which a Mortgage Loan funded, which date
     -----------------
shall not, in connection with a Refinanced Mortgage Loan, be the date of the funding of the debt being refinanced, but rather the closing of the debt currently outstanding under the terms of the Mortgage Loan Documents.

     Periodic  Rate  Cap:  As to each adjustable rate Mortgage Loan, the maximum
     -------------------
increase or decrease in the Mortgage Interest Rate on any Adjustment Date, as set forth in the related Mortgage Note and the related Mortgage Loan Schedule.

     Permitted  Investments:  Any  one  or  more of the following obligations or
     ----------------------
securities:

          (i) direct obligations of, and obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America;

          (ii) (a) demand or time deposits, federal funds or bankers' acceptances issued by any depository institution or trust company incorporated under the laws of the United States of America or any state thereof and subject to supervision and examination by federal and/or state banking authorities, provided that the commercial paper and/or the short-term deposit rating and/or the long-term unsecured debt obligations or deposits of such depository institution or trust company at the time of such investment or contractual commitment providing for such investment are rated in one of the two highest rating categories by each Rating Agency and (b) any other demand or time deposit or certificate of deposit that is fully insured by the FDIC;

          (iii) repurchase obligations with a term not to exceed thirty (30) days and with respect to (a) any security described in clause (i) above and entered into with a depository institution or trust company (acting as principal) described in clause (ii)(a) above;

          (iv) securities bearing interest or sold at a discount issued by any corporation incorporated under the laws of the United States of America or any state thereof that are rated in one of the two highest rating categories by each Rating Agency at the time of such investment or contractual commitment providing for such investment; provided,
                                                                       --------
          however, that securities issued by any particular corporation will not
          -------
          be Permitted Investments to the extent that investments therein will cause the then outstanding principal amount of securities issued by such corporation and held as Permitted Investments to exceed 10% of the aggregate outstanding principal balances of all of the Mortgage Loans and Permitted Investments;

          (v) commercial paper (including both non-interest-bearing discount obligations and interest-bearing obligations payable on demand or on a specified date not more than one year after the date of issuance thereof) which are rated in one of the two highest rating categories by each Rating Agency at the time of such investment;

          (vi) any other demand, money market or time deposit, obligation, security or investment as may be acceptable to each Rating Agency as evidenced in writing by each Rating Agency; and

          (vii) any money market funds the collateral of which consists of obligations fully guaranteed by the United States of America or any agency or instrumentality of the United States of America the obligations of which are backed by the full faith and credit of the United States of America (which may include repurchase obligations secured by collateral described in clause (i)) and other securities and which money market funds are rated in one of the two highest rating categories by each Rating Agency.

provided,  however,  that  no  instrument  or  security  shall  be  a  Permitted
--------   -------
Investment if such instrument or security evidences a right to receive only interest payments with respect to the obligations underlying such instrument or if such security provides for payment of both principal and interest with a yield to maturity in excess of 120% of the yield to maturity at par or if such investment or security is purchased at a price greater than par.

     Person:  Any  individual,  corporation,  partnership,  joint  venture,
     ------
association, joint-stock company, limited liability company, trust, unincorporated organization or government or any agency or political subdivision thereof.

     Prepayment  Interest  Shortfall:  With  respect to any Remittance Date, for
     -------------------------------
each Mortgage Loan that was the subject of a Principal Prepayment during the related Prepayment Period, an amount equal to the excess of one month's interest at the applicable Mortgage Loan Remittance Rate on the amount of such Principal Prepayment over the amount of interest (adjusted to the Mortgage Loan Remittance
Rate) actually paid by the related Mortgagor with respect to such Prepayment Period.

     Prepayment  Period:     With  respect  to any Remittance Date, the calendar
     ------------------
month  preceding  the  month  in  which  such  Remittance  Date  occurs.

     Primary  Mortgage  Insurance  Policy:  Each  primary  policy  of  mortgage
     ------------------------------------
insurance represented to be in effect pursuant to Section 3.02(hh), or any replacement policy therefore obtained by the Company pursuant to Section 4.08.

     Prime  Rate:  The prime rate announced to be in effect from time to time as
     -----------
published  as  the  average rate in the Wall Street Journal (Northeast Edition).

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any prepayment fee or premium thereon and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     Proprietary Lease:  The proprietary lease or occupancy agreement related to
     -----------------
Cooperative  Shares conferring exclusive occupancy rights to a Cooperative Unit.

     Purchase  Price:  As  defined  in  Section  2.02.
     ---------------

     Purchaser:  EMC  Mortgage  Corporation,  its  successors  in  interest  and
     ---------
assigns.

     Qualified  Appraiser:  An appraiser, duly appointed by the Company, who had
     --------------------
no interest, direct or indirect in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and such appraiser and the appraisal made by such appraiser both satisfy the requirements of Title XI of FIRREA and the regulations promulgated thereunder and the requirements of Fannie Mae, all as in effect on the date the Mortgage Loan was originated.

     Qualified  Insurer:  An  insurance company duly qualified as such under the
     ------------------
laws of the states in which the Mortgaged Properties are located, duly authorized and licensed in such states to transact the applicable insurance business and to write the insurance provided, approved as an insurer by Fannie Mae or FHLMC.

     Rating Agency: Standard & Poor's, Fitch, Inc. or, in the event that some or
     -------------
all of the ownership of the Mortgage Loans is evidenced by mortgage-backed securities, the nationally recognized rating agencies issuing ratings with respect to such securities, if any.

     Recognition  Agreement:   With  respect to a Cooperative Loan, an agreement
     -----------------------
between the Cooperative and the lender, establishing the rights and obligations of both parties in the event of a default by the Mortgagor as tenant-shareholder under the related Proprietary Lease, together with any modifications or amendments thereof.

     Refinanced  Mortgage  Loan:  A  Mortgage Loan which was made to a Mortgagor
     --------------------------
who owned the Mortgaged Property prior to the origination of such Mortgage Loan and the proceeds of which were used in whole or part to satisfy an existing mortgage.

     REMIC:  A  "real  estate  mortgage  investment  conduit,"  as  such term is
     ------
defined  in  Section  860D  of  the  Code.

     REMIC Provisions:  The provisions of the federal income tax law relating to
     -----------------
REMICs, which appear at Sections 860A through 860G of the Code, and the related provisions and regulations promulgated thereunder, as the foregoing may be in effect from time to time.

     Remittance  Date:  The  18th  day  of  any  month, beginning with the First
     ----------------
Remittance Date, or if such 18th day is not a Business Day, the first Business Day immediately preceding such 18th day.

     REO  Disposition:  The  final  sale  by  the  Company  of any REO Property.
     ----------------

     REO  Disposition  Proceeds:  Amounts  received by the Company in connection
     --------------------------
with  a  related  REO  Disposition.

     REO  Property:  A  Mortgaged  Property acquired by the Company on behalf of
     -------------
the  Purchaser  as  described  in  Section  4.13.

     Repurchase  Price:  With respect to any Mortgage Loan, a price equal to (i)
     -----------------
the outstanding principal balance of the Mortgage Loan, plus (ii) interest on such outstanding principal balance at the Mortgage Loan Remittance Rate from the last date through which interest has been paid and distributed to the Purchaser to the end of the month of repurchase, plus, (iii) third party expenses incurred in connection with the transfer of the Mortgage Loan being repurchased; less amounts received or advanced in respect of such repurchased Mortgage Loan which are being held in the Custodial Account for distribution in the month of repurchase.

     Servicer:  Cendant  Mortgage  Corporation
     --------

     Servicing  Advances:  All  customary,  reasonable  and  necessary  "out  of
     -------------------
pocket" costs and expenses (including reasonable attorneys' fees and disbursements) incurred in the performance by the Company of its servicing obligations, including, but not limited to, the cost of (a) the preservation, restoration and protection of the Mortgaged Property, (b) any enforcement, administrative or judicial proceedings, or any legal work or advice specifically related to servicing the Mortgage Loans, including but not limited to, foreclosures, bankruptcies, condemnations, drug seizures, elections, foreclosures by subordinate or superior lienholders, and other legal actions incidental to the servicing of the Mortgage Loans (provided that such expenses are reasonable and that the Company specifies the Mortgage Loan(s) to which such expenses relate and, upon Purchaser's request, provides documentation supporting such expense (which documentation would be acceptable to Fannie Mae), and provided further that any such enforcement, administrative or judicial proceeding does not arise out of a breach of any representation, warranty or covenant of the Company hereunder), (c) the management and liquidation of the Mortgaged Property if the Mortgaged Property is acquired in full or partial satisfaction of the Mortgage, (d) taxes, assessments, water rates, sewer rates and other charges which are or may become a lien upon the Mortgaged Property, and Primary Mortgage Insurance Policy premiums and fire and hazard insurance coverage, (e) any expenses reasonably sustained by the Company with respect to the liquidation of the Mortgaged Property in accordance with the terms of this Agreement and (f) compliance with the obligations under Section 4.08.

     Servicing  Fee:  With  respect  to  each  Mortgage  Loan, the amount of the
     --------------
annual fee the Purchaser shall pay to the Company, which shall, for a period of one full month, be equal to one-twelfth of the product of (a) the Servicing Fee Rate and (b) the outstanding principal balance of such Mortgage Loan. Such fee shall be payable monthly, computed on the basis of the same principal amount and period respecting which any related interest payment on a Mortgage Loan is computed. The obligation of the Purchaser to pay the Servicing Fee is limited to, and the Servicing Fee is payable solely from, the interest portion of such Monthly Payment collected by the Company, or as otherwise provided under Section
4.05 and in accordance with the Fannie Mae Guide(s). Any fee payable to the Company for administrative services related to any REO Property as described in
Section 4.13 shall be payable from Liquidation Proceeds of the related REO Property.

     Servicing  Fee Rate:  The Servicing Fee Rate shall be at the rate per annum
     -------------------
set  forth  in  the  Term  Sheet.

     Servicing  File:  With  respect to each Mortgage Loan, the file retained by
     ---------------
the Servicer consisting of originals of all documents in the Mortgage File which are not delivered to the Purchaser and copies of the Mortgage Loan Documents listed in Exhibit A, the originals of which are delivered to the Purchaser or its designee pursuant to Section 2.04.

     Servicing Officer:  Any officer of the Servicer involved in, or responsible
     -----------------
for, the administration and servicing of the Mortgage Loans whose name appears on a list of servicing officers furnished by the Company to the Purchaser upon request, as such list may from time to time be amended.

     Stated  Principal  Balance:  As  to  each  Mortgage  Loan as of any date of
     --------------------------
determination, (i) the principal balance of such Mortgage Loan at the Cut-off Date after giving effect to payments of principal due on or before such date, whether or not received, minus (ii) all amounts previously distributed to the Purchaser with respect to the Mortgage Loan representing payments or recoveries of principal or advances in lieu thereof.

     Subservicer:  Any  subservicer  which  is  subservicing  the Mortgage Loans
     -----------
pursuant to a Subservicing Agreement. Any subservicer shall meet the qualifications set forth in Section 4.01.

     Subservicing  Agreement:  An  agreement  between  the  Servicer  and  a
     -----------------------
Subservicer,  if  any,  for  the  servicing  of  the  Mortgage  Loans.

     Term Sheet: A supplemental agreement in the form attached hereto as Exhibit
     ----------
I which shall be executed and delivered by the Company and the Purchaser to provide for the sale and servicing pursuant to the terms of this Agreement of the Mortgage Loans listed on Schedule I attached thereto, which supplemental agreement shall contain certain specific information relating to such sale of such Mortgage Loans and may contain additional covenants relating to such sale of such Mortgage Loans.


                                   ARTICLE II

            PURCHASE OF MORTGAGE LOANS; SERVICING OF MORTGAGE LOANS;
            --------------------------------------------------------
                 RECORD TITLE AND POSSESSION OF MORTGAGE FILES;
                 ----------------------------------------------
                     BOOKS AND RECORDS; CUSTODIAL AGREEMENT;
                     ---------------------------------------
                       DELIVERY OF MORTGAGE LOAN DOCUMENTS
                       -----------------------------------

     Section  2.01     Agreement  to  Purchase.
                       -----------------------

     The Company agrees to sell and the Purchaser agrees to purchase the Mortgage Loans having an aggregate Stated Principal Balance on the related Cut-off Date set forth in the related Term Sheet in an amount as set forth in the related Confirmation, or in such other amount as agreed by the Purchaser and the Company as evidenced by the actual aggregate Stated Principal Balance of the Mortgage Loans accepted by the Purchaser on the related Closing Date, with servicing retained by the Company. The Company shall deliver the related Mortgage Loan Schedule attached to the related Term Sheet for the Mortgage Loans to be purchased on the related Closing Date to the Purchaser at least two (2) Business Days prior to the related Closing Date. The Mortgage Loans shall be sold pursuant to this Agreement, and the related Term Sheet shall be executed and delivered on the related Closing Date.

     Section  2.02     Purchase  Price.
                       ---------------

     The Purchase Price for each Mortgage Loan shall be the percentage of par as stated in the Confirmation (subject to adjustment as provided therein), multiplied by the Stated Principal Balance, as of the related Cut-off Date, of the Mortgage Loan listed on the related Mortgage Loan Schedule attached to the related Term Sheet, after application of scheduled payments of principal due on or before the related Cut-off Date whether or not collected.

     In addition to the Purchase Price as described above, the Purchaser shall pay to the Company, at closing, accrued interest on the Stated Principal Balance of each Mortgage Loan as of the related Cut-off Date at the Mortgage Loan Remittance Rate of each Mortgage Loan from the related Cut-off Date through the day prior to the related Closing Date, inclusive.

     The Purchase Price plus accrued interest as set forth in the preceding paragraph shall be paid on the related Closing Date by wire transfer of immediately available funds.

     Purchaser shall be entitled to (1) all scheduled principal due after the related Cut-off Date, (2) all other recoveries of principal collected on or after the related Cut-off Date (provided, however, that all scheduled payments of principal due on or before the related Cut-off Date and collected by the Company or any successor servicer after the related Cut-off Date shall belong to the Company), and (3) all payments of interest on the Mortgage Loans net of applicable Servicing Fees (minus that portion of any such payment which is allocable to the period prior to the related Cut-off Date). The outstanding principal balance of each Mortgage Loan as of the related Cut-off Date is determined after application of payments of principal due on or before the related Cut-off Date whether or not collected, together with any unscheduled principal prepayments collected prior to the related Cut-off Date; provided, however, that payments of scheduled principal and interest prepaid for a Due Date beyond the related Cut-off Date shall not be applied to the principal balance as of the related Cut-off Date. Such prepaid amounts shall be the property of the Purchaser. The Company shall deposit any such prepaid amounts into the Custodial Account, which account is established for the benefit of the Purchaser for subsequent remittance by the Company to the Purchaser.

     Section  2.03     Servicing  of  Mortgage  Loans.
                       ------------------------------

     Simultaneously with the execution and delivery of each Term Sheet, the Servicer does hereby agree to directly service the Mortgage Loans listed on the related Mortgage Loan Schedule attached to the related Term Sheet subject to the terms of this Agreement and the related Term Sheet. The rights of the Purchaser to receive payments with respect to the related Mortgage Loans shall be as set forth in this Agreement.

     Section  2.04     Record  Title  and  Possession  of  Mortgage
                       --------------------------------------------
                       Files;  Maintenance  of  Servicing  Files.
                       -----------------------------------------

     As of the related Closing Date, the Company sold, transferred, assigned, set over and conveyed to the Purchaser, without recourse, and the Company hereby acknowledges that the Purchaser has, but subject to the terms of this Agreement and the related Term Sheet, all the right, title and interest of the Company in and to the Mortgage Loans. Company will deliver the Mortgage Files to the Custodian designated by Purchaser, on or before the related Closing Date, at the expense of the Company. The Servicer shall maintain a Servicing File consisting of a copy of the contents of each Mortgage File and the originals of the documents in each Mortgage File not delivered to the Purchaser. The Servicing File shall contain all documents necessary to service the Mortgage Loans. The possession of each Servicing File by the Servicer is at the will of the Purchaser, for the sole purpose of servicing the related Mortgage Loan, and such retention and possession by the Servicer is in a custodial capacity only. From the related Closing Date, the ownership of each Mortgage Loan, including the Mortgage Note, the Mortgage, the contents of the related Mortgage File and all rights, benefits, proceeds and obligations arising therefrom or in connection therewith, has been vested in the Purchaser. All rights arising out of the Mortgage Loans including, but not limited to, all funds received on or in connection with the Mortgage Loans and all records or documents with respect to the Mortgage Loans prepared by or which come into the possession of the Company shall be received and held by the Servicer in trust for the benefit of the Purchaser as the owner of the Mortgage Loans. Any portion of the Mortgage Files retained by the Servicer shall be appropriately identified in the Servicer's computer system to clearly reflect the ownership of the Mortgage Loans by the Purchaser. The Company shall release its custody of the contents of the Mortgage Files only in accordance with written instructions of the Purchaser, except when such release is required as incidental to the Servicer's servicing of the Mortgage Loans or is in connection with a repurchase of any Mortgage Loan or Loans with respect thereto pursuant to this Agreement and the related Term Sheet, such written instructions shall not be required.

     Section  2.05      Books  and  Records.
                        -------------------

     The sale of each Mortgage Loan has been reflected on the Company's balance sheet and other financial statements as a sale of assets by the Company. The Company shall be responsible for maintaining, and shall maintain, a complete set of books and records for the Mortgage Loans that shall be appropriately identified in the Company's computer system to clearly reflect the ownership of the Mortgage Loan by the Purchaser. In particular, the Company shall maintain in its possession, available for inspection by the Purchaser, or its designee and shall deliver to the Purchaser upon demand, evidence of compliance with all federal, state and local laws, rules and regulations, and requirements of Fannie Mae or FHLMC, as applicable, including but not limited to documentation as to the method used in determining the applicability of the provisions of the Flood Disaster Protection Act of 1973, as amended, to the Mortgaged Property, documentation evidencing insurance coverage of any condominium project as required by Fannie Mae or FHLMC, and periodic inspection reports as required by
Section 4.13. To the extent that original documents are not required for purposes of realization of Liquidation Proceeds or Insurance Proceeds, documents maintained by the Company may be in the form of microfilm or microfiche.

     The Servicer shall maintain with respect to each Mortgage Loan and shall make available for inspection by any Purchaser or its designee the related Servicing File during the time the Purchaser retains ownership of a Mortgage Loan and thereafter in accordance with applicable laws and regulations.

     In addition to the foregoing, Company shall provide to any supervisory agents or examiners that regulate Purchaser, including but not limited to, the FDIC and other similar entities, access, during normal business hours, upon reasonable advance notice to Company and without charge to Company or such supervisory agents or examiners, to any documentation regarding the Mortgage Loans that may be required by any applicable regulator.

     Section  2.06.     Transfer  of  Mortgage  Loans.
                        -----------------------------

     The Company shall keep at its servicing office books and records in which, subject to such reasonable regulations as it may prescribe, the Company shall note transfers of Mortgage Loans. No transfer of a Mortgage Loan may be made unless such transfer is in compliance with the terms hereof. For the purposes of this Agreement, the Company shall be under no obligation to deal with any person with respect to this Agreement or any Mortgage Loan unless a notice of the transfer of such Mortgage Loan has been delivered to the Company in accordance with this Section 2.06 and the books and records of the Company show such person as the owner of the Mortgage Loan. The Purchaser may, subject to the terms of this Agreement, sell and transfer one or more of the Mortgage Loans, provided, however, that the transferee will not be deemed to be a Purchaser hereunder binding upon the Company unless such transferee shall agree in writing to be bound by the terms of this Agreement and an original counterpart of the instrument of transfer in an Assignment and Assumption of this Agreement substantially in the form of Exhibit D hereto executed by the transferee shall have been delivered to the Company. The Purchaser also shall advise the Company of the transfer. Upon receipt of notice of the transfer, the Company shall mark its books and records to reflect the ownership of the Mortgage Loans of such assignee, and the previous Purchaser shall be released from its obligations hereunder with respect to the Mortgage Loans sold or transferred.

     Section  2.07     Delivery  of  Mortgage  Loan  Documents.
                       ---------------------------------------

     The Company shall deliver and release to the Purchaser or its designee the Mortgage Loan Documents in accordance with the terms of this Agreement and the related Term Sheet. The documents enumerated as items (1), (2), (3), (4), (5),
(6),  (7),  (8), (9) and (16) and (1), (2), (3), (4), (5), (6), (7), (8) and (9)
for Cooperative Loans in Exhibit A hereto shall be delivered by the Company to the Purchaser or its designee no later than three (3) Business Days prior to the related Closing Date pursuant to a bailee letter agreement. All other documents in Exhibit A hereto, together with all other documents executed in connection with the Mortgage Loan that Company may have in its possession, shall be retained by the Company in trust for the Purchaser. If the Company cannot deliver the original recorded Mortgage Loan Documents or the original policy of title insurance, including riders and endorsements thereto, on the related Closing Date, the Company shall, promptly upon receipt thereof and in any case not later than 120 days from the related Closing Date, deliver such original documents, including original recorded documents, to the Purchaser or its designee (unless the Company is delayed in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office). If delivery is not completed within 120 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, Company shall deliver such document to Purchaser, or its designee, within such time period as specified in a Company's Officer's Certificate. In the event that documents have not been received by the date specified in the Company's Officer's Certificate, a subsequent Company's Officer's Certificate shall be delivered by such date specified in the prior Company's Officer's Certificate, stating a revised date for receipt of documentation. The procedure shall be repeated until the documents have been received and delivered. If delivery is not completed within 180 days solely due to delays in making such delivery by reason of the fact that such documents shall not have been returned by the appropriate recording office, the Company shall continue to use its best efforts to effect delivery as soon as possible thereafter, provided that if such documents are not delivered by the 270th day from the date of the related Closing Date, the Company shall repurchase the related Mortgage Loans at the Repurchase Price in accordance with Section 3.03 hereof.

     The Company shall pay all initial recording fees, if any, for the assignments of mortgage and any other fees in connection with the transfer of all original documents to the Purchaser or its designee. Company shall prepare, in recordable form, all assignments of mortgage necessary to assign the Mortgage Loans to Purchaser, or its designee. Company shall be responsible for recording the assignments of mortgage.

     Company shall provide an original or duplicate original of the title insurance policy to Purchaser or its designee within ninety (90) days of the receipt of the recorded documents (required for issuance of such policy) from the applicable recording office.

     Any review by the Purchaser, or its designee, of the Mortgage Files shall in no way alter or reduce the Company's obligations hereunder.

     If the Purchaser or its designee discovers any defect with respect to a Mortgage File, the Purchaser shall, or shall cause its designee to, give written specification of such defect to the Company which may be given in the exception report or the certification delivered pursuant to this Section 2.07, or otherwise in writing and the Company shall cure or repurchase such Mortgage Loan in accordance with Section 3.03.

     The Company shall forward to the Purchaser, or its designee, original documents evidencing an assumption, modification, consolidation or extension of any Mortgage Loan entered into in accordance with Section 4.01 or 6.01 within one week of their execution; provided, however, that the Company shall provide the Purchaser, or its designee, with a certified true copy of any such document submitted for recordation within one week of its execution, and shall provide the original of any document submitted for recordation or a copy of such document certified by the appropriate public recording office to be a true and complete copy of the original within sixty (60) days of its submission for recordation.

     From time to time the Company may have a need for Mortgage Loan Documents to be released from Purchaser, or its designee. Purchaser shall, or shall cause its designee, upon the written request of the Company, within ten (10) Business Days, deliver to the Company, any requested documentation previously delivered to Purchaser as part of the Mortgage File, provided that such documentation is promptly returned to Purchaser, or its designee, when the Company no longer requires possession of the document, and provided that during the time that any such documentation is held by the Company, such possession is in trust for the benefit of Purchaser. Company shall indemnify Purchaser, and its designee, from and against any and all losses, claims, damages, penalties, fines, forfeitures, costs and expenses (including court costs and reasonable attorney's fees) resulting from or related to the loss, damage, or misplacement of any documentation delivered to Company pursuant to this paragraph.

     Section  2.08     Quality  Control  Procedures.
                       ----------------------------

     The Company must have an internal quality control program that verifies, on a regular basis, the existence and accuracy of the legal documents, credit documents, property appraisals, and underwriting decisions. The program must be capable of evaluating and monitoring the overall quality of its loan production and servicing activities. The program is to ensure that the Mortgage Loans are originated by Company and serviced by Servicer in accordance with all legal requirements and with prudent mortgage banking practices and accounting principles; guard against dishonest, fraudulent, or negligent acts; and guard against errors and omissions by officers, employees, or other authorized persons.

     Section  2.09     Near-term  Principal  Prepayments;  Near  Term  Payment
                       -------------------------------------------------------
                       Defaults
                       --------

     In the event any Principal Prepayment is made by a Mortgagor on or prior to three months after the related Closing Date, the Company shall remit to the Purchaser an amount equal to the excess, if any, of the Purchase Price Percentage over par multiplied by the amount of such Principal Prepayment. Such remittance shall be made by the Company to Purchaser no later than the third Business Day following receipt of such Principal Prepayment by the Company. Company shall retain any prepayment fee collected from the borrower in connection with such Prepaid Loan for which the Company is obligated to remit the Premium to Purchaser.

     In the event either of the first three (3) scheduled Monthly Payments which are due under any Mortgage Loan after the related Cut-off Date are not made during the month in which such Monthly Payments are due, then not later than five (5) Business Days after notice to the Company by Purchaser (and at Purchaser's sole option), the Company, shall repurchase such Mortgage Loan from the Purchaser pursuant to the repurchase provisions contained in this Subsection 3.03.

     Section 2.10     Modification of Obligations.    Purchaser may, without any
                      ----------------------------
notice to Company, extend, compromise, renew, release, change, modify, adjust or alter, by operation of law or otherwise, any of the obligations of the Mortgagors or other persons obligated under a Mortgage Loan without releasing or otherwise affecting the obligations of Company under this Agreement, or with respect to such Mortgage Loan, except to the extent Purchaser's extension, compromise, release, change, modification, adjustment, or alteration affects Company's ability to collect the Mortgage Loan or realize on the security of the Mortgage, but then only to the extent such action has such effect.


                                   ARTICLE III

                        REPRESENTATIONS AND WARRANTIES OF
                        ---------------------------------
                THE COMPANY; REPURCHASE; REVIEW OF MORTGAGE LOANS
                -------------------------------------------------

     Section  3.01     Representations  and  Warranties  of  the  Company.
                       ---------------------------------------------------

     Each Company, as to itself represents, warrants and covenants to the Purchaser that, as of the related Closing Date or as of such date specifically provided herein:

     (a) Cendant Mortgage Corporation is an entity, duly organized, validly existing and in good standing under the laws of the State of New Jersey and Bishop's Gate Residential Mortgage Trust is a Delaware Business Trust duly organized validly existing and in good standing under the laws of the State of Delaware. Both entities have all licenses necessary to carry out their business as now being conducted, and are licensed and qualified to transact business in and are in good standing under the laws of each state in which any Mortgaged
Property is located or are otherwise exempt under applicable law from such licensing or qualification or are otherwise not required under applicable law to effect either licensing or qualification and no demand for such licensing or qualification has been made upon either Company by any such state, and in any event such Company is in compliance with the laws of any such state to the extent necessary to ensure the enforceability of each Mortgage Loan and the servicing of the Mortgage Loans in accordance with the terms of this Agreement;

     (b) The Company has the full power and authority and legal right to hold, transfer and convey each Mortgage Loan, to sell each Mortgage Loan and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet and any agreements contemplated hereby, has duly executed and delivered this Agreement and the related Term Sheet, and any agreements contemplated hereby, and this Agreement and the related Term Sheet and each Assignment to the Purchaser and any agreements contemplated hereby, constitutes a legal, valid and binding obligation of the Company, enforceable against it in accordance with its terms, and all requisite corporate action has been taken by the Company to make this Agreement and the related Term Sheet and all agreements contemplated hereby valid and binding upon the Company in accordance with their terms;

     (c) Neither the execution and delivery of this Agreement and the related Term Sheet, nor the origination or purchase of the Mortgage Loans by the Company, the sale of the Mortgage Loans to the Purchaser, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Company's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Company is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Company or its properties are subject, or impair the ability of the Purchaser to realize on the Mortgage Loans.

     (d) There is no litigation, suit, proceeding or investigation pending or, to the best of Company's knowledge, threatened, or any order or decree outstanding, with respect to the Company which, either in any one instance or in the aggregate, is reasonably likely to have a material adverse effect on the sale of the Mortgage Loans, the execution, delivery, performance or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Company.

     (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Company of or compliance by the Company with this Agreement or the related Term Sheet, or the sale or servicing of the Mortgage Loans and delivery of the Mortgage Files to the Purchaser or the consummation of the transactions contemplated by this Agreement or the related Term Sheet, except for consents, approvals, authorizations and orders which have been obtained;

     (f) The consummation of the transactions contemplated by this Agreement or the related Term Sheet is in the ordinary course of business of the Company, and the transfer, assignment and conveyance of the Mortgage Notes and the Mortgages by the Company pursuant to this Agreement or the related Term Sheet are not subject to bulk transfer or any similar statutory provisions in effect in any applicable jurisdiction;

     (g) The origination and servicing practices used by the Company and any prior originator or servicer with respect to each Mortgage Note and Mortgage have been legal and in accordance with applicable laws and regulations and the Mortgage Loan Documents, and in all material respects proper and prudent in the mortgage origination and servicing business. Each Mortgage Loan has been serviced in all material respects with Accepted Servicing Practices. With respect to escrow deposits and payments that the Company, on behalf of an investor, is entitled to collect, all such payments are in the possession of, or under the control of, the Company, and there exist no deficiencies in connection therewith for which customary arrangements for repayment thereof have not been made. All escrow payments have been collected in full compliance with state and federal law and the provisions of the related Mortgage Note and Mortgage. As to any Mortgage Loan that is the subject of an escrow, escrow of funds is not prohibited by applicable law and has been established in an amount sufficient to pay for every escrowed item that remains unpaid and has been assessed but is not yet due and payable. No escrow deposits or other charges or payments due under the Mortgage Note have been capitalized under any Mortgage or the related Mortgage Note;

     (h) The Company used no selection procedures that identified the Mortgage Loans as being less desirable or valuable than other comparable mortgage loans in the Company's portfolio at the related Cut-off Date;

     (i) The Company will treat the sale of the Mortgage Loans to the Purchaser as a sale for reporting and accounting purposes and, to the extent appropriate, for federal income tax purposes;

     (j) Company is an approved seller/servicer of residential mortgage loans for Fannie Mae, FHLMC and HUD, with such facilities, procedures and personnel necessary for the sound servicing of such mortgage loans. The Company is duly qualified, licensed, registered and otherwise authorized under all applicable federal, state and local laws, and regulations, and is in good standing to sell mortgage loans to and service mortgage loans for Fannie Mae and FHLMC and no event has occurred which would make Company unable to comply with eligibility requirements or which would require notification to either Fannie Mae or FHLMC;

     (k) The Company does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every covenant contained in this Agreement or the related Term Sheet. The Company is solvent and the sale of the Mortgage Loans will not cause the Company to become insolvent. The sale of the Mortgage Loans is not undertaken with the intent to hinder, delay or defraud any of the Company's creditors;

     (l) No statement, tape, diskette, form, report or other document prepared by, or on behalf of, Company pursuant to this Agreement or the related Term Sheet or in connection with the transactions contemplated hereby, contains or will contain any statement that is or will be inaccurate or misleading in any material respect;

     (m) The Company acknowledges and agrees that the Servicing Fee represents reasonable compensation for Servicer to perform such services and that the entire Servicing Fee shall be treated by the Company, for accounting and tax purposes, as compensation for the servicing and administration of the Mortgage Loans pursuant to this Agreement. In the opinion of Company, the consideration received by Company upon the sale of the Mortgage Loans to Purchaser under this Agreement and the related Term Sheet constitutes fair consideration for the Mortgage Loans under current market conditions.

     (n) Cendant Mortgage has delivered to the Purchaser financial statements as to its last two fiscal years. Except as has previously been disclosed to the Purchaser in writing: (a) such financial statements fairly present the results of operations and changes in financial position for such period and the financial position at the end of such period of Cendant Mortgage and its subsidiaries; and (b) such financial statements are true, correct and complete as of their respective dates and have been prepared in accordance with generally accepted accounting principles consistently applied throughout the periods involved except as set forth in the notes thereto. The Trust has delivered to the Purchaser financial statements as to its last two fiscal years (the "Trust Financials") and such Trust Financials fairly present the results of operations and changes in financial position for such period and the financial position at the end of such period of the Trust. Except as has previously been disclosed to the Purchaser in writing , there has been no change in such Trust Financials since their date and the Trust is not aware of any errors or omissions therein;

     (o) The Company has not dealt with any broker, investment banker, agent or other person that may be entitled to any commission or compensation in connection with the sale of the Mortgage Loans;

     Section  3.02     Representations  and  Warranties  as  to
                       ----------------------------------------
                       Individual  Mortgage  Loans.
                       ---------------------------

     References in this Section to percentages of Mortgage Loans refer in each case to the percentage of the aggregate Stated Principal Balance of the Mortgage Loans as of the related Cut-off Date, based on the outstanding Stated Principal Balances of the Mortgage Loans as of the related Cut-off Date, and giving effect to scheduled Monthly Payments due on or prior to the related Cut-off Date, whether or not received. References to percentages of Mortgaged Properties refer, in each case, to the percentages of expected aggregate Stated Principal Balances of the related Mortgage Loans (determined as described in the preceding sentence). The Company hereby represents and warrants to the Purchaser, as to each Mortgage Loan, as of the related Closing Date as follows:

     (a) The information set forth in the Mortgage Loan Schedule attached to the related Term Sheet is true, complete and correct in all material respects as of the related Cut-Off Date;

     (b)     Intentionally  Omitted;

     (c) All payments due prior to the related Cut-off Date for such Mortgage Loan have been made as of the related Closing Date; the Mortgage Loan has not been dishonored; there are no material defaults under the terms of the Mortgage Loan; the Company has not advanced its own funds, or induced, solicited or knowingly received any advance of funds from a party other than the owner of the Mortgaged Property subject to the Mortgage, directly or indirectly, for the payment of any amount required by the Mortgage Loan. As of the related Closing Date, all of the Mortgage Loans will have an actual interest paid to date of their related Cut-off Date (or later) and will be due for the scheduled monthly payment next succeeding the Cut-off Date (or later), as evidenced by a posting to Company's servicing collection system. No payment under any Mortgage Loan is delinquent as of the related Closing Date nor has any scheduled payment been delinquent at any time since the origination of the twelve (12) months prior to the month of the related Closing Date. For purposes of this paragraph, a Mortgage Loan will be deemed delinquent if any payment due thereunder was not paid by the Mortgagor in the month such payment was due;

     (d) There are no defaults by Company in complying with the terms of the Mortgage, and all taxes, governmental assessments, insurance premiums, water, sewer and municipal charges, leasehold payments or ground rents (and maintenance charges with respect to Cooperative Loans) which previously became due and owing have been paid, or escrow funds have been established in an amount sufficient to pay for every such escrowed item which remains unpaid and which has been assessed but is not yet due and payable;

     (e) The terms of the Mortgage Note and the Mortgage have not been impaired, waived, altered or modified in any respect, except by written instruments which have been recorded to the extent any such recordation is required by law, or, necessary to protect the interest of the Purchaser. No instrument of waiver, alteration or modification has been executed except in connection with a modification agreement and which modification agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule, and no Mortgagor has been released, in whole or in part, from the terms thereof except in connection with an assumption agreement and which assumption agreement is part of the Mortgage File and the terms of which are reflected in the related Mortgage Loan Schedule; the substance of any such waiver, alteration or modification has been approved by the issuer of any related Primary Mortgage Insurance Policy and title insurance policy, to the extent required by the related policies;

     (f) The Mortgage Note and the Mortgage are not subject to any right of rescission, set-off, counterclaim or defense, including, without limitation, the defense of usury, nor will the operation of any of the terms of the Mortgage Note or the Mortgage, or the exercise of any right thereunder, render the Mortgage Note or Mortgage unenforceable, in whole or in part, or subject to any right of rescission, set-off, counterclaim or defense, including the defense of usury, and no such right of rescission, set-off, counterclaim or defense has been asserted with respect thereto; and as of the related Closing Date the Mortgagor was not a debtor in any state or federal bankruptcy or insolvency proceeding;

     (g) All buildings or other customarily insured improvements upon the Mortgaged Property are insured by an insurer acceptable under the Fannie Mae or FHLMC Guides, against loss by fire, hazards of extended coverage and such other hazards as are provided for in the Fannie Mae or FHLMC Guide, as well as all additional requirements set forth in Section 4.10 of this Agreement. All such standard hazard policies are in full force and effect and contain a standard mortgagee clause naming the Company and its successors in interest and assigns as loss payee and such clause is still in effect and all premiums due thereon have been paid. If required by the Flood Disaster Protection Act of 1973, as amended, the Mortgage Loan is covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration which policy conforms to Fannie Mae or FHLMC requirements, as well as all additional requirements set forth in Section 4.10 of this Agreement. Such policy was issued by an insurer acceptable under Fannie Mae or FHLMC guidelines. The Mortgage obligates the Mortgagor thereunder to maintain all such insurance at the Mortgagor's cost and expense, and on the Mortgagor's failure to do so, authorizes the holder of the Mortgage to maintain such insurance at the Mortgagor's cost and expense and to seek reimbursement therefore from the Mortgagor. Neither the Company (nor any prior originator or servicer of any of the Mortgage Loans) nor any Mortgagor has engaged in any act or omission which has impaired or would impair the coverage of any such policy, the benefits of the endorsement provided for herein, or the validity and binding effect of either;

     (h) Any and all requirements of any federal, state or local law including, without limitation, usury, truth-in-lending, real estate settlement procedures, consumer credit protection, equal credit opportunity or disclosure laws applicable to the Mortgage Loan have been complied with in all material respects; the Company maintains, and shall maintain, evidence of such compliance as required by applicable law or regulation and shall make such evidence available for inspection at the Company's office during normal business hours upon reasonable advance notice. None of the Mortgage Loans are classified as a
(a) a "high cost" loan under the Home Ownership and Equity Protection Act of 1994 or (b) a "high cost", "threshold", or "predatory" loan under any other applicable state, federal or local law;

     (i) The Mortgage has not been satisfied, canceled or subordinated, in whole or in part, or rescinded, and the Mortgaged Property has not been released from the lien of the Mortgage, in whole or in part nor has any instrument been executed that would effect any such release, cancellation, subordination or rescission. The Company has not waived the performance by the Mortgagor of any action, if the Mortgagor's failure to perform such action would cause the Mortgage Loan to be in default, nor has the Company waived any default resulting from any action or inaction by the Mortgagor;

     (j) (i) With respect to each Mortgage Loan other than a Cooperative Loan, the Mortgage is a valid, subsisting, enforceable and perfected first lien or first priority ownership interest in an estate in fee simple on the Mortgaged Property, including all buildings on the Mortgaged Property and all installations and mechanical, electrical, plumbing, heating and air conditioning systems affixed to such buildings, and all additions, alterations and replacements made at any time with respect to the foregoing securing the Mortgage Note's original principal balance subject to principles of equity, bankruptcy, insolvency and other laws of general application affecting the rights of creditors. The Mortgage and the Mortgage Note do not contain any evidence of any security interest or other interest or right thereto. Such lien is free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage subject only to (1) the lien of non-delinquent current real property taxes and assessments not yet due and payable, (2) covenants, conditions and restrictions, rights of way, easements and other matters of the public record as of the date of recording which are acceptable to mortgage lending institutions generally and either (A) which are referred to in the lender's title insurance policy delivered to the originator or otherwise considered in the appraisal made for the originator of the Mortgage Loan, or (B) which do not adversely affect the residential use or Appraised
Value of the Mortgaged Property as set forth in such appraisal, and (3) other matters to which like properties are commonly subject which do not individually or in the aggregate materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property. Any security agreement, chattel mortgage or equivalent document related to and delivered in connection with the Mortgage Loan establishes and creates a valid, subsisting, enforceable and perfected first lien and first priority security interest on the property described therein, and the Company has the full right to sell and assign the same to the Purchaser; and (ii) with respect to each Cooperative Loan, the Mortgage creates a first lien or first priority interest on the property securing the related Mortgage Note, free and clear of all adverse claims, liens and encumbrances having priority over the first lien of the Mortgage, subject only to (a) the lien of the related Cooperative housing corporation for unpaid assessments, (b) the related Proprietary Lease being subordinated or otherwise subject to the mortgage on the related Cooperative building, and (c) other matters to which like properties are commonly subject which do not materially interfere with the benefits of the security intended to be provided by the Mortgage or the use, enjoyment, value or marketability of the related Mortgaged Property;

     (k) The Mortgage Note and the related Mortgage are original and genuine (including in the case of a Cooperative Loan, the Cooperative Shares, the Proprietary Lease, and the Recognition Agreement ) and each is the legal, valid and binding obligation of the maker thereof, enforceable in all respects in accordance with its terms subject to principles of equity, bankruptcy, insolvency  and  other  laws  of  general  application  affecting  the rights of creditors, and the Company has taken all action necessary to transfer such rights of enforceability to the Purchaser. All parties to the Mortgage Note and the Mortgage had the legal capacity to enter into the Mortgage Loan and to execute and deliver the Mortgage Note and the Mortgage and with respect to a Cooperative Loan, the related Proprietary Lease and Recognition Agreement. The Mortgage Loan Documents are on forms acceptable to Fannie Mae and FHLMC. The
Mortgage Note and the Mortgage have been duly and properly executed by such parties. No fraud, error, omission, misrepresentation, negligence or similar occurrence with respect to a Mortgage Loan has taken place on the part of
Company or the Mortgagor, or on the part of any other party involved in the origination or servicing of the Mortgage Loan. The proceeds of the Mortgage Loan have been fully disbursed prior to the Cut-off Date provided that, with
                                                             --------
respect to any Mortgage Loan originated within the previous 120 days, alterations and repairs with respect to the related Mortgaged Property or any part thereof may have required an escrow of funds in an amount sufficient to pay for all outstanding work within 120 days of the origination of such Mortgage Loan, and, if so, such funds are held in escrow by the Seller, a title company or other escrow agent. All costs, fees and expenses incurred in making or closing the Mortgage Loan and the recording of the Mortgage were paid, and the Mortgagor is not entitled to any refund of any amounts paid or due under the Mortgage Note or Mortgage;

     (l) The Company is the sole owner and holder of the Mortgage Loan and the indebtedness evidenced by the Mortgage Note. Upon the sale of the Mortgage Loan to the Purchaser, the Company will retain the Mortgage File or any part thereof with respect thereto not delivered to the Purchaser or the Purchaser's designee in trust only for the purpose of servicing and supervising the servicing of the Mortgage Loan. Immediately prior to the transfer and assignment to the Purchaser, the Mortgage Loan, including the Mortgage Note and the Mortgage, were not subject to an assignment, sale or pledge to any person other than Purchaser, and the Company had good and marketable title to and was the sole owner thereof and had full right to transfer and sell the Mortgage Loan to the Purchaser free and clear of any encumbrance, equity, lien, pledge, charge, claim or security interest and has the full right and authority subject to no interest or participation of, or agreement with, any other party, to sell and assign the Mortgage Loan pursuant to this Agreement and following the sale of the Mortgage Loan, the Purchaser will own such Mortgage Loan free and clear of any encumbrance, equity, participation interest, lien, pledge, charge, claim or security interest. The Company intends to relinquish all rights to possess, control and monitor the Mortgage Loan, except for the purposes of servicing the Mortgage Loan as set forth in this Agreement. After the related Closing Date, the Company will not have any right to modify or alter the terms of the sale of the Mortgage Loan and the Company will not have any obligation or right to repurchase the Mortgage Loan or substitute another Mortgage Loan, except as provided in this Agreement, or as otherwise agreed to by the Company and the Purchaser;

     (m) Each Mortgage Loan is covered by an ALTA lender's title insurance policy or other generally acceptable form of policy or insurance acceptable to Fannie Mae or FHLMC (including adjustable rate endorsements), issued by a title insurer acceptable to Fannie Mae or FHLMC and qualified to do business in the jurisdiction where the Mortgaged Property is located, insuring (subject to the exceptions contained in (j)(1), (2) and (3) above) the Company, its successors and assigns, as to the first priority lien of the Mortgage in the original principal amount of the Mortgage Loan and against any loss by reason of the invalidity or unenforceability of the lien resulting from the provisions of the Mortgage providing for adjustment in the Mortgage Interest Rate and Monthly
Payment. Where required by state law or regulation, the Mortgagor has been given the opportunity to choose the carrier of the required mortgage title insurance. The Company, its successors and assigns, is the sole insured of such lender's title insurance policy, such title insurance policy has been duly and validly endorsed to the Purchaser or the assignment to the Purchaser of the Company's interest therein does not require the consent of or notification to the insurer and such lender's title insurance policy is in full force and effect and will be in full force and effect upon the consummation of the transactions contemplated by this Agreement. No claims have been made under such lender's title insurance policy, and no prior holder or servicer of the related Mortgage, including the Company, nor any Mortgagor, has done, by act or omission, anything which would impair the coverage of such lender's title insurance policy;

     (n) There is no default, breach, violation or event of acceleration existing under the Mortgage or the related Mortgage Note and no event which, with the passage of time or with notice and the expiration of any grace or cure period, would constitute a default, breach, violation or event permitting acceleration; and neither the Company, nor any prior mortgagee has waived any default, breach, violation or event permitting acceleration;

     (o) There are no mechanics' or similar liens or claims which have been filed for work, labor or material (and no rights are outstanding that under law could give rise to such liens) affecting the related Mortgaged Property which are or may be liens prior to or equal to the lien of the related Mortgage;

     (p) All improvements subject to the Mortgage which were considered in determining the appraised value of the Mortgaged Property lie wholly within the boundaries and building restriction lines of the Mortgaged Property (and wholly within the project with respect to a condominium unit) and no improvements on adjoining properties encroach upon the Mortgaged Property except those which are insured against by the title insurance policy referred to in clause (m) above and all improvements on the property or the related Cooperative Unit or Cooperative Building comply with all applicable zoning and subdivision laws and ordinances;

     (q) Each Mortgage Loan was originated by or for the Company pursuant to, and conforms with, the Company's underwriting guidelines attached as Exhibit H hereto, unless Purchaser has agreed in writing to purchase a Mortgage Loan that does not conform with Exhibit H, in which case the Mortgage Loan was originated in conformity with the guidelines provided by Purchaser for that Mortgage Loan. As to each adjustable rate Mortgage Loan, the Mortgage Loan bears interest at an adjustable rate as set forth in the related Mortgage Loan Schedule. Monthly Payments under the Mortgage Note are due and payable on the first day of each month. The Mortgage contains the usual and enforceable provisions of the Company at the time of origination for the acceleration of the payment of the unpaid principal amount of the Mortgage Loan if the related Mortgaged Property is sold without the prior consent of the mortgagee thereunder;

     (r) The Mortgaged Property (and in the case of a Cooperative Loan, the Cooperative Unit thereto) is not subject to any material damage. At origination of the Mortgage Loan there was not, since origination of the Mortgage Loan there has not been, and there currently is no proceeding pending for the total or partial condemnation of the Mortgaged Property or the Cooperative Unit or Cooperative Building. The Company has not received notification that any such proceedings are scheduled to commence at a future date;

     (s) The related Mortgage contains customary and enforceable provisions such as to render the rights and remedies of the holder thereof adequate for the realization against the Mortgaged Property of the benefits of the security provided thereby, including, (1) in the case of a Mortgage designated as a deed of trust, by trustee's sale, and (2) otherwise by judicial foreclosure. There is no homestead or other exemption available to the Mortgagor which would interfere with the right to sell the Mortgaged Property at a trustee's sale or the right to foreclose the Mortgage;

     (t) If the Mortgage constitutes a deed of trust, a trustee, authorized and duly qualified if required under applicable law to act as such, has been properly designated and currently so serves and is named in the Mortgage, and no fees or expenses, except as may be required by local law, are or will become payable by the Purchaser to the trustee under the deed of trust, except in connection with a trustee's sale or attempted sale after default by the Mortgagor;

     (u) The Mortgage File contains an appraisal of the related Mortgaged Property signed prior to the final approval of the mortgage loan application by a Qualified Appraiser, approved by the Company, who had no interest, direct or indirect, in the Mortgaged Property or in any loan made on the security thereof, and whose compensation is not affected by the approval or disapproval of the Mortgage Loan, and the appraisal and appraiser both satisfy the requirements of Fannie Mae or FHLMC and Title XI of the Federal Institutions Reform, Recovery, and Enforcement Act of 1989 and the regulations promulgated thereunder, all as in effect on the date the Mortgage Loan was originated. The appraisal is in a form acceptable to Fannie Mae or FHLMC;

     (v) All parties which have had any interest in the Mortgage, whether as mortgagee, assignee, pledgee or otherwise, are (or, during the period in which they held and disposed of such interest, were) (A) in compliance with any and all applicable licensing requirements of the laws of the state wherein the Mortgaged Property is located, and (B) (1) organized under the laws of such state, or (2) qualified to do business in such state, or (3) federal savings and loan associations or national banks or a Federal Home Loan Bank or savings bank having principal offices in such state, or (4) not doing business in such state. All parties doing business under an assumed name have had such name approved in each jurisdiction where such approval is required;

     (w) The related Mortgage Note is not and has not been secured by any collateral except the lien of the corresponding Mortgage and the security interest of any applicable security agreement or chattel mortgage referred to above and such collateral does not serve as security for any other obligation;

     (x) The Mortgagor has received and has executed, where applicable, all disclosure materials required by applicable law with respect to the making of such mortgage loans;

     (y) The Mortgage Loan does not contain balloon or "graduated payment" features; No Mortgage Loan is subject to a buydown agreement or contains any buydown provision;

     (z) The Mortgagor is not in bankruptcy and, the Mortgagor is not insolvent and the Company has no knowledge of any circumstances or conditions with respect to the Mortgage, the Mortgaged Property, the Mortgagor or the Mortgagor's credit standing that could reasonably be expected to cause investors to regard the Mortgage Loan as an unacceptable investment, cause the Mortgage Loan to become delinquent, or materially adversely affect the value or marketability of the Mortgage Loan;

     (aa) Each Mortgage Loan bears interest based upon a thirty (30) day month and a three hundred and sixty (360) day year. The Mortgage Loans have an original term to maturity of not more than thirty (30) years, with interest payable in arrears on the first day of each month. As to each adjustable rate Mortgage Loan, on each applicable Adjustment Date, the Mortgage Interest Rate will be adjusted to equal the sum of the Index, plus the applicable Margin; provided, that the Mortgage Interest Rate, on each applicable Adjustment Date, will not increase by more than the Initial Rate Cap or Periodic Rate Cap, as applicable. Over the term of each Mortgage Loan, the Mortgage Interest Rate will not exceed such Mortgage Loan's Lifetime Rate Cap. None of the Mortgage Loans are "interest-only" Mortgage Loans or "negative amortization" Mortgage Loans. Each Mortgage Note requires a monthly payment which is sufficient (a) during the period prior to the first adjustment to the Mortgage Interest Rate, to fully amortize the original principal balance over the original term thereof and to pay interest at the related Mortgage Interest Rate, and (b) during the period following each Adjustment Date, to fully amortize the outstanding principal balance as of the first day of such period over the then remaining term of such Mortgage Note and to pay interest at the related Mortgage Interest Rate. With respect to each adjustable rate Mortgage Loan, the Mortgage Note provides that when the Mortgage Interest Rate changes on an Adjustment Date, the then outstanding principal balance will be reamortized over the remaining life of the Mortgage Loan. No Mortgage Loan contains terms or provisions which would result in negative amortization. None of the Mortgage Loans contain a conversion feature which would cause the Mortgage Loan interest rate to convert to a fixed interest rate. None of the Mortgage Loans are considered agricultural loans;

     (bb)     (INTENTIONALLY  LEFT  BLANK)

     (cc)     (INTENTIONALLY  LEFT  BLANK)

     (dd)     (INTENTIONALLY  LEFT  BLANK)

     (ee)     (INTENTIONALLY  LEFT  BLANK)

     (ff)     (INTENTIONALLY  LEFT  BLANK)

     (gg)     (INTENTIONALLY  LEFT  BLANK)

     (hh) In the event the Mortgage Loan (other than any Mortgage Loan constituting either a "Custom Finance A-", "Foreign National; Non-Warrantable Condominium," "Condotels", or "BASF 100% Guaranty", all has been defined in the Underwriting Guidelines attached as Exhibit H) had an LTV at origination greater than 80.00%, the excess of the principal balance of the Mortgage Loan over 75.0% of the Appraised Value of the Mortgaged Property with respect to a Refinanced Mortgage Loan, or the lesser of the Appraised Value or the purchase price of the Mortgaged Property with respect to a purchase money Mortgage Loan was insured as to payment defaults by a Primary Mortgage Insurance Policy issued by a Qualified Insurer in the following amounts:

FIXED RATE MORTGAGES   15 YEAR MORTGAGES              30 YEAR MORTGAGES
-----------------------------------------------------------------------------------
                       As set forth below coverage    As set forth below coverage
                       of no less than ___%           of no less than __%
                       of  Stated Principal Balance   of  Stated Principal Balance

FIXED RATE MORTGAGES  15 YEAR MORTGAGES   30 YEAR MORTGAGES
------------------------------------------------------------
LTVs  90.01% - 95%:   25%                 30%
LTVs  85.01% - 90%:   12%                 25%
LTVs  80.01% - 85%:   6%                  12%

No Mortgage Loan has an LTV over 95%. All provisions of such Primary Mortgage Insurance Policy have been and are being complied with, such policy is in full force and effect, and all premiums due thereunder have been paid. No Mortgage Loan requires payment of such premiums, in whole or in part, by the Purchaser. No action, inaction, or event has occurred and no state of facts exists that has, or will result in the exclusion from, denial of, or defense to coverage. Any Mortgage Loan subject to a Primary Mortgage Insurance Policy obligates the Mortgagor thereunder to maintain the Primary Mortgage Insurance Policy, subject to state and federal law, and to pay all premiums and charges in connection therewith. No action has been taken or failed to be taken, on or prior to the Closing Date which has resulted or will result in an exclusion from, denial of, or defense to coverage under any Primary Mortgage Insurance Policy (including, without limitation, any exclusions, denials or defenses which would limit or reduce the availability of the timely payment of the full amount of the loss otherwise due thereunder to the insured) whether arising out of actions, representations, errors, omissions, negligence, or fraud of the Company or the Mortgagor, or for any other reason under such coverage; The mortgage interest rate for the Mortgage Loan as set forth on the related Mortgage Loan Schedule is net of any such insurance premium. None of the Mortgage Loans are subject to "lender-paid" mortgage insurance;

     (ii) The Assignment is in recordable form and is acceptable for recording under the laws of the jurisdiction in which the Mortgaged Property is located;

     (jj) None of the Mortgage Loans are secured by an interest in a leasehold estate. The Mortgaged Property is located in the state identified in the related Mortgage Loan Schedule and consists (except for a Cooperative Loan) of a single parcel of real property with a detached single family residence erected thereon, or a townhouse, or a two-to four-family dwelling, or an individual condominium unit in a condominium project, or an individual unit in a planned unit development or a de minimis planned unit development, provided, however, that no residence or dwelling is a single parcel of real property with a manufactured home not affixed to a permanent foundation, or a mobile home. Any condominium unit or planned unit development conforms with the Company's underwriting guidelines. As of the date of origination, no portion of any Mortgaged Property is used for commercial purposes, and since the Origination Date, no portion of any Mortgaged Property has been, or currently is, used for commercial purposes;

     (kk) Payments on the Mortgage Loan commenced no more than sixty (60) days after the funds were disbursed in connection with the Mortgage Loan. The Mortgage Note is payable on the first day of each month in monthly installments of principal and interest. For adjustable rate Mortgage Loans, the installments are subject to change due to the adjustments to the Mortgage Interest Rate on each Adjustment Date, with interest calculated and payable in arrears. Each of the Mortgage Loans will amortize fully by the stated maturity date, over an original term of not more than thirty years from commencement of amortization;

     (ll) As of the Closing Date of the Mortgage Loan, the Mortgaged Property was lawfully occupied under applicable law, and all inspections, licenses and certificates required to be made or issued with respect to all occupied portions of the Mortgaged Property and, with respect to the use and occupancy of the same, including but not limited to certificates of occupancy and fire underwriting certificates, have been made or obtained from the appropriate authorities;

     (mm) There is no pending action or proceeding directly involving the Mortgaged Property in which compliance with any environmental law, rule or regulation is an issue; there is no violation of any environmental law, rule or regulation with respect to the Mortgaged Property; and the Company has not received any notice of any environmental hazard on the Mortgaged Property and nothing further remains to be done to satisfy in full all requirements of each such law, rule or regulation constituting a prerequisite to use and enjoyment of said property;

     (nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Soldiers' and Sailors' Civil Relief Act of 1940;

     (oo) No Mortgage Loan is a construction or rehabilitation Mortgage Loan or was made to facilitate the trade-in or exchange of a Mortgaged Property;

     (pp)     The  Mortgagor  for  each  Mortgage  Loan  is  a  natural  person;

     (qq)     Intentionally  Omitted;

     (rr) With respect to each Mortgage Loan that has a prepayment fee feature, each such prepayment fee is enforceable and will be enforced by the Company and each prepayment fee is permitted pursuant to federal, state and local law. No Mortgage Loan will impose a prepayment fee for a term in excess of five years from the date such Mortgage Loan was originated. Except as otherwise set forth on the Mortgage Loan Schedule, with respect to each Mortgage Loan that contains a prepayment penalty, such prepayment penalty is at least equal to the lesser of (A) the maximum amount permitted under applicable law and (B) six months interest at the related Mortgage Interest Rate on the amount prepaid in excess of 20% of the original principal balance of such Mortgage Loan;

     (ss) With respect to each Mortgage Loan either (i) the fair market value of the Mortgaged Property securing such Mortgage Loan was at least equal to 80 percent of the original principal balance of such Mortgage Loan at the time such Mortgage Loan was originated or (ii) (a) the Mortgage Loan is only secured by the Mortgaged Property and (b) substantially all of the proceeds of such Mortgage Loan were used to acquire or to improve or protect the Mortgage Property. For the purposes of the preceding sentence, if the Mortgage Loan has been significantly modified other than as a result of a default or a reasonable foreseeable default, the modified Mortgage Loan will be viewed as having been originated on the date of the modification;

     (tt) The Mortgage Loan was originated by a mortgagee approved by the Secretary of Housing and Urban Development pursuant to sections 203 and 211 of the National Housing Act, a savings and loan association, a savings bank, a commercial bank, credit union, insurance company or similar institution which is supervised and examined by a federal or state authority;

     (uu) None of the Mortgage Loans are simple interest Mortgage Loans and none of the Mortgaged Properties are timeshares;

     (vv) All of the terms of any adjustable rate Mortgage Loan pertaining to interest rate adjustments, payment adjustments and adjustments of the outstanding principal balance are enforceable, all such adjustments have been properly made, including the mailing of required notices, and such adjustments do not and will not affect the priority of the Mortgage lien. With respect to each adjustable rate Mortgage Loan which has passed its initial Adjustment Date, Company has performed an audit of the Mortgage Loan to determine whether all interest rate adjustments have been made in accordance with the terms of the Mortgage Note and Mortgage; and

     (ww) Each Mortgage Note, each Mortgage, each Assignment and any other documents required pursuant to this Agreement to be delivered to the Purchaser or its designee, or its assignee for each Mortgage Loan, have been, on or before the related Closing Date, delivered to the Purchaser or its designee, or its assignee.

     (xx) With respect to each Cooperative Loan (i) there is no provision in the Proprietary Lease which requires the Mortgagor to offer for sale the shares owned by such Mortgagor first to the Cooperative for a price less than the outstanding amount of the Cooperative Loan, (ii) there is no prohibition the Proprietary Lease against pledging such shares or assigning the Proprietary Lease that has been violated in connection with the origination of the Cooperative Loan, and (iii) the Recognition Agreement provided by the Cooperative is substantially in the form of the "AZTECH" form of agreement or includes provisions which are not materially less favorable to the lender than those of such AZTECH form of agreement;

     (yy) With respect to each Cooperative Loan, as of the closing of such Cooperative Loan, the Company obtained evidence that, if the Cooperative Building is in a federally designated flood area, a flood insurance policy has been obtained in an amount equal to at least that required by applicable law, which insurance the Cooperative is obligated to maintain at the Cooperative's cost and expense;

     (zz) With respect to each Cooperative Loan, as of the Closing Date, such Cooperative Loan is secured by shares held by a "tenant-stockholder" of a corporation that qualifies as a "cooperative housing corporation" as such terms are defined in Section 216 (b) (1) of the Internal Revenue Code of 1986, as amended, and to the best of the Company's knowledge, no Cooperative is subject to proceedings which would, if adversely determined, result in such Cooperative losing its status as a "cooperative housing corporation" under Section 216 (b)
(1)  of  the  Internal  Revenue  Code  of  1986,  as  amended;  and

     (aa) With respect to each Cooperative Loan, the related Mortgage creates a perfected first-priority security interest in the stock in the Cooperative and the Proprietary Lease of the related Cooperative Unit which were pledged to secure such Cooperative Loan, and the Cooperative owns the Cooperative building as an estate in fee simple in real property or pursuant to a lease hold acceptable to Fannie Mae.

     Section  3.03     Repurchase;  Substitution.
                       -------------------------

     It is understood and agreed that the representations and warranties set forth in Sections 3.01 and 3.02 shall survive the sale of the Mortgage Loans and delivery of the Mortgage Loan Documents to the Purchaser, or its designee, and shall inure to the benefit of the Purchaser, notwithstanding any restrictive or qualified endorsement on any Mortgage Note or Assignment or the examination, or lack of examination, of any Mortgage File. Upon discovery by either the Company or the Purchaser of a breach of any of the foregoing representations and warranties which materially and adversely affects the value of the Mortgage Loans or the interest of the Purchaser in any Mortgage Loan, or the party discovering such breach shall give prompt written notice to the other. Company shall have a period of sixty (60)days from the earlier of its discovery or its receipt of notice of any such breach within which to correct or cure such breach. The Company hereby covenants and agrees that if any such is not corrected or cured within such sixty day period, the Company shall, at the Purchaser's option and not later than ninety (90) days of its discovery or its receipt of notice of such breach, repurchase such Mortgage Loan at the Repurchase Price or, with the repurchase such Mortgage Loan at the Repurchase Price or, with the Purchaser's prior consent and at Purchaser's sole option, substitute a Mortgage Loan, subject to Purchaser's acceptance of such substitute Loan, which Loan must comply with all of Company's representations and warranties contained herein. In the event that any such breach shall involve any representation or warranty set forth in Section 3.01, and such breach is not cured within sixty (60) days of the earlier of either discovery by or notice to the Company of such breach, all Mortgage Loans shall, at the option of the Purchaser, be repurchased by the Company at the Repurchase Price.

     The Company shall amend the related Mortgage Loan Schedule to reflect the withdrawal of the removed Mortgage Loan from this Agreement and the substitution of such substitute Mortgage Loan therefore. Upon such amendment, the Purchaser shall review the Mortgage File delivered to it relating to the substitute Mortgage Loan. In the event of such a substitution, accrued interest on the substitute Mortgage Loan for the month in which the substitution occurs and any Principal Prepayments made thereon during such month shall be the property of the Purchaser and accrued interest for such month on the Mortgage Loan for which the substitution is made and any Principal Prepayments made thereon during such month shall be the property of the Company. The principal payment on a substitute Mortgage Loan due on the Due Date in the month of substitution shall be the property of the Company and the principal payment on the Mortgage Loan for which the substitution is made due on such date shall be the property of the Purchaser.

     It is understood and agreed that the obligation of the Company set forth in this Section 3.03 to cure, repurchase or substitute for a defective Mortgage Loan, and to indemnify Purchaser pursuant to Section 8.01, constitute the sole remedies of the Purchaser respecting a breach of the foregoing representations and warranties. If the Company fails to repurchase or substitute for a defective Mortgage Loan in accordance with this Section 3.03, or fails to cure a defective Mortgage Loan to Purchaser's reasonable satisfaction in accordance with this Section 3.03, or to indemnify Purchaser pursuant to Section 8.01, that failure shall be an Event of Default and the Purchaser shall be entitled to pursue all remedies available in this Agreement as a result thereof. No provision of this paragraph shall affect the rights of the Purchaser to terminate this Agreement for cause, as set forth in Sections 10.01 and 11.01.

     Any cause of action against the Company relating to or arising out of the breach of any representations and warranties made in Sections 3.01 and 3.02 shall accrue as to any Mortgage Loan upon (i) the earlier of discovery of such breach by the Company or notice thereof by the Purchaser to the Company, (ii) failure by the Company to cure such breach or repurchase such Mortgage Loan as specified above, and (iii) demand upon the Company by the Purchaser for compliance with this Agreement.

     In the event that any Mortgage Loan is held by a REMIC, notwithstanding any contrary provision of this Agreement, with respect to any Mortgage Loan that is not in default or as to which no default is imminent, no substitution pursuant to Subsection 3.03 shall be made after the applicable REMIC's "start up day" (as defined in Section 860G(a) (9) of the Code), unless the Company has obtained an Opinion of Counsel to the effect that such substitution will not (i) result in the imposition of taxes on "prohibited transactions" of such REMIC (as defined in Section 860F of the Code) or otherwise subject the REMIC to tax, or (ii) cause the REMIC to fail to qualify as a REMIC at any time.

     Section  3.04     Representations  and  Warranties  of  the  Purchaser.
                       -----------------------------------------------------

     The Purchaser represents, warrants and convenants to the Company that, as of the related Closing Date or as of such date specifically provided herein:

     (a) The Purchaser is a corporation, dully organized validly existing and in good standing under the laws of the State of Delaware and is qualified to transact business in, is in good standing under the laws of, and possesses all licenses necessary for the conduct of its business in, each state in which any Mortgaged Property is located or is otherwise except or not required under applicable law to effect such qualification or license;

     (b) The Purchaser has full power and authority to hold each Mortgage Loan, to purchase each Mortgage Loan pursuant to this Agreement and the related Term Sheet and to execute, deliver and perform, and to enter into and consummate all transactions contemplated by this Agreement and the related Term Sheet and to conduct its business as presently conducted, has duly authorized the execution, delivery and performance of this Agreement and the related Term Sheet, has duly executed and delivered this Agreement and the related Term Sheet;

     (c) None of the execution and delivery of this Agreement and the related Term Sheet, the purchase of the Mortgage Loans, the consummation of the transactions contemplated hereby, or the fulfillment of or compliance with the terms and conditions of this Agreement and the related Term Sheet will conflict with any of the terms, conditions or provisions of the Purchaser's charter or by-laws or materially conflict with or result in a material breach of any of the terms, conditions or provisions of any legal restriction or any agreement or instrument to which the Purchaser is now a party or by which it is bound, or constitute a default or result in an acceleration under any of the foregoing, or result in the material violation of any law, rule, regulation, order, judgment or decree to which the Purchaser or its property is subject;

     (d) There is no litigation pending or to the best of the Purchaser's knowledge, threatened with respect to the Purchaser which is reasonably likely to have a material adverse effect on the purchase of the related Mortgage Loans, the execution, delivery or enforceability of this Agreement and the related Term Sheet, or which is reasonably likely to have a material adverse effect on the financial condition of the Purchaser;

     (e) No consent, approval, authorization or order of any court or governmental agency or body is required for the execution, delivery and performance by the Purchaser of or compliance by the Purchaser with this Agreement and the related Term Sheet, the purchase of the Mortgage Loans or the consummation of the transactions contemplated by this Agreement and the related Term Sheet except for consents, approvals, authorizations and orders which have been obtained;

     (f) The consummation of the transactions contemplated by this Agreement and the related Term Sheet is in the ordinary course of business of the Purchaser;

     (h) The Purchaser will treat the purchase of the Mortgage Loans from the Company as a purchase for reporting, tax and accounting purposes; and

     (i) The Purchaser does not believe, nor does it have any cause or reason to believe, that it cannot perform each and every of its covenants contained in this Agreement and the related Term Sheet.

     The Purchaser shall indemnify the Company and hold it harmless against any claims, proceedings, losses, damages, penalties, fines, forfeitures, reasonable and necessary legal fees and related costs, judgments, and other costs and expenses resulting from a breach by the Purchaser of the representations and warranties contained in this Section 3.04. It is understood and agreed that the obligations of the Purchaser set forth in this Section 3.04 to indemnify the Seller as provided herein constitute the sole remedies of the Seller respecting a breach of the foregoing representations and warranties.


                                   ARTICLE IV

                 ADMINISTRATION AND SERVICING OF MORTGAGE LOANS
                 ----------------------------------------------

     Section  4.01     Servicing;  General.
                       -------------------

     The Servicer, as independent contract servicer, shall service and administer the Mortgage Loans in accordance with all applicable laws and regulations, with this Agreement and the related Term Sheet and with Accepted Servicing Practices, and shall have full power and authority, acting alone, to do or cause to be done any and all things in connection with such servicing and administration which Servicer may deem necessary or desirable and consistent with the terms of this Agreement and the related Term Sheet and with Accepted Servicing Practices and exercise the same care that it customarily employs for its own account. Except as set forth in this Agreement and the related Term Sheet, the Servicer shall service the Mortgage Loans in strict compliance with the servicing provisions of the Fannie Mae Guides (special servicing option), which include, but are not limited to, provisions regarding the liquidation of Mortgage Loans, the collection of Mortgage Loan payments, the payment of taxes, insurance and other charges, the maintenance of hazard insurance with a Qualified Insurer, the maintenance of mortgage impairment insurance, the maintenance of fidelity bond and errors and omissions insurance, inspections, the restoration of Mortgaged Property, the maintenance of Primary Mortgage Insurance Policies, insurance claims, the title, management and disposition of REO Property, permitted withdrawals with respect to REO Property, liquidation reports, and reports of foreclosures and abandonments of Mortgaged Property, the transfer of Mortgaged Property, the release of Mortgage Files, annual statements, and examination of records and facilities. In the event of any conflict, inconsistency or discrepancy between any of the servicing provisions of this Agreement and the related Term Sheet and any of the servicing provisions of the Fannie Mae Guides, the provisions of this Agreement and the related Term Sheet shall control and be binding upon the Purchaser and the Company.

     Consistent with the terms of this Agreement and the related Term Sheet, the Servicer may waive, modify or vary any term of any Mortgage Loan or consent to the postponement of any such term or in any manner grant indulgence to any Mortgagor if in the Company's reasonable and prudent determination such waiver, modification, postponement or indulgence is not materially adverse to the Purchaser, provided, however, that unless the Company has obtained the prior written consent of the Purchaser, the Company shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate, defer for more than ninety days or forgive any payment of principal or interest, reduce or increase the outstanding principal balance (except for actual payments of principal) or change the final maturity date on such Mortgage Loan. In the event of any such modification which has been agreed to in writing by the Purchaser and which permits the deferral of interest or principal payments on any Mortgage Loan, the Servicer shall, on the Business Day immediately preceding the Remittance Date in any month in which any such principal or interest payment has been deferred, deposit in the Custodial Account from its own funds, in accordance with Section 4.04, the difference between (a) such month's principal and one month's interest at the Mortgage Loan Remittance Rate on the unpaid principal balance of such Mortgage Loan and (b) the amount paid by the Mortgagor. The Servicer shall be entitled to reimbursement for such advances to the same extent as for all other advances pursuant to Section 4.05. Without limiting the generality of the foregoing, the Servicer shall continue, and is hereby authorized and empowered, to prepare, execute and deliver, all instruments of satisfaction or cancellation, or of partial or full release, discharge and all other comparable instruments, with respect to the Mortgage Loans and with respect to the Mortgaged Properties. Notwithstanding anything herein to the contrary, the Servicer may not enter into a forbearance agreement or similar arrangement with respect to any Mortgage Loan which runs more than 180 days after the first delinquent Due Date. Any such agreement shall be approved by Purchaser and, if required, by the Primary Mortgage Insurance Policy insurer, if required.

     Notwithstanding anything in this Agreement to the contrary, if any Mortgage Loan becomes subject to a Pass-Through Transfer, the Servicer (a) with respect to such Mortgage Loan, shall not permit any modification with respect to such Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to such Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of such Mortgage Loan that would both (i) effect an exchange or reissuance of such Mortgage Loan under
Section  1001  of  the Code (or Treasury regulations promulgated thereunder) and
(ii) cause any REMIC to fail to qualify as a REMIC under the Code or the imposition of any tax on "prohibited transactions" or "contributions" after the startup date under the REMIC Provisions.

     Prior to taking any action with respect to the Mortgage Loans subject to a Pass-Through Transfer, which is not contemplated under the terms of this Agreement, the Servicer will obtain an Opinion of Counsel acceptable to the trustee in such Pass-Through Transfer with respect to whether such action could result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code)(either such event, an "Adverse REMIC Event"), and the Servicer shall not take any such actions as to which it has been advised that an Adverse REMIC Event could occur.

     The Servicer shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in any REMIC. The Servicer shall not enter into any arrangement by which a REMIC will receive a fee or other compensation for services nor permit a REMIC to receive any income from assets other than "qualified mortgages" as defined in Section 860G(a)(3) of the Code or "permitted investments" as defined in Section 860G(a)(5) of the Code.

     In servicing and administering the Mortgage Loans, the Servicer shall employ Accepted Servicing Practices, giving due consideration to the Purchaser's reliance on the Company. Unless a different time period is stated in this Agreement or the related Term Sheet, Purchaser shall be deemed to have given consent in connection with a particular matter if Purchaser does not affirmatively grant or deny consent within five (5) Business Days from the date Purchaser receives a second written request for consent for such matter from Servicer as servicer.

     The Mortgage Loans may be subserviced by a Subservicer on behalf of the Servicer provided that the Subservicer is an entity that engages in the business of servicing loans, and in either case shall be authorized to transact business, and licensed to service mortgage loans, in the state or states where the related Mortgaged Properties it is to service are situated, if and to the extent required by applicable law to enable the Subservicer to perform its obligations hereunder and under the Subservicing Agreement, and in either case shall be a FHLMC or Fannie Mae approved mortgage servicer in good standing, and no event has occurred, including but not limited to a change in insurance coverage, which would make it unable to comply with the eligibility requirements for lenders imposed by Fannie Mae or for seller/servicers imposed by Fannie Mae or FHLMC, or which would require notification to Fannie Mae or FHLMC. In addition, each Subservicer will obtain and preserve its qualifications to do business as a foreign corporation and its licenses to service mortgage loans, in each jurisdiction in which such qualifications and/or licenses are or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform or cause to be performed its duties under the related Subservicing Agreement. The Servicer may perform any of its servicing responsibilities hereunder or may cause the Subservicer to perform any such servicing responsibilities on its behalf, but the use by the Servicer of the Subservicer shall not release the Servicer from any of its obligations hereunder and the Servicer shall remain responsible hereunder for all acts and omissions of the Subservicer as fully as if such acts and omissions were those of the Company. The Servicer shall pay all fees and expenses of the Subservicer from its own funds, and the Subservicer's fee shall not exceed the Servicing
Fee. Servicer shall notify Purchaser promptly in writing upon the appointment of any Subservicer.

     At the cost and expense of the Servicer, without any right of reimbursement from the Custodial Account, the Servicer shall be entitled to terminate the rights and responsibilities of the Subservicer and arrange for any servicing responsibilities to be performed by a successor subservicer meeting the requirements in the preceding paragraph, provided, however, that nothing contained herein shall be deemed to prevent or prohibit the Company, at the Company's option, from electing to service the related Mortgage Loans itself. In the event that the Company's responsibilities and duties under this Agreement are terminated pursuant to Section 4.13, 8.04, 9.01 or 10.01 and if requested to do so by the Purchaser, the Servicer shall at its own cost and expense terminate the rights and responsibilities of the Subservicer effective as of the date of termination of the Company. The Servicer shall pay all fees, expenses or penalties necessary in order to terminate the rights and responsibilities of the Subservicer from the Servicer's own funds without reimbursement from the Purchaser.

     Notwithstanding any of the provisions of this Agreement relating to agreements or arrangements between the Servicer and the Subservicer or any reference herein to actions taken through the Subservicer or otherwise, the Servicer shall not be relieved of its obligations to the Purchaser and shall be obligated to the same extent and under the same terms and conditions as if it alone were servicing and administering the Mortgage Loans. The Servicer shall be entitled to enter into an agreement with the Subservicer for indemnification of the Servicer by the Subservicer and nothing contained in this Agreement shall be deemed to limit or modify such indemnification. The Servicer will indemnify and hold Purchaser harmless from any loss, liability or expense arising out of its use of a Subservicer to perform any of its servicing duties, responsibilities and obligations hereunder.

     Any Subservicing Agreement and any other transactions or services relating to the Mortgage Loans involving the Subservicer shall be deemed to be between the Subservicer and Servicer alone, and the Purchaser shall have no obligations, duties or liabilities with respect to the Subservicer including no obligation, duty or liability of Purchaser to pay the Subservicer's fees and expenses. For purposes of distributions and advances by the Servicer pursuant to this Agreement, the Servicer shall be deemed to have received a payment on a Mortgage Loan when the Subservicer has received such payment.

     Section  4.02     Collection  of  Mortgage  Loan  Payments.
                       ----------------------------------------

     Continuously from the date hereof until the date each Mortgage Loan ceases to be subject to this Agreement, the Servicer will proceed diligently to collect all payments due under each Mortgage Loan when the same shall become due and payable and shall, to the extent such procedures shall be consistent with this Agreement, Accepted Servicing Practices, and the terms and provisions of any related Primary Mortgage Insurance Policy, follow such collection procedures as it follows with respect to mortgage loans comparable to the Mortgage Loans and held for its own account. Further, the Servicer will take special care in ascertaining and estimating annual escrow payments, and all other charges that, as provided in the Mortgage, will become due and payable, so that the installments payable by the Mortgagors will be sufficient to pay such charges as and when they become due and payable.

     In no event will the Servicer waive its right to any prepayment fee or premium without the prior written consent of Purchaser and Servicer will use diligent efforts to collect same when due except as otherwise provided in the prepayment penalty rider to the Mortgage.

     Section  4.03     Realization  Upon  Defaulted  Mortgage
                       --------------------------------------

     The Servicer shall use its best efforts, consistent with the procedures that the Servicer would use in servicing loans for its own account, consistent with Accepted Servicing Practices, any Primary Mortgage Insurance Policies and the best interest of Purchaser, to foreclose upon or otherwise comparably convert the ownership of properties securing such of the Mortgage Loans as come into and continue in default and as to which no satisfactory arrangements can be made for collection of delinquent payments pursuant to Section 4.01. Foreclosure or comparable proceedings shall be initiated within ninety (90) days of default for Mortgaged Properties for which no satisfactory arrangements can be made for collection of delinquent payments, subject to state and federal law and regulation. The Servicer shall use its best efforts to realize upon defaulted Mortgage Loans in such manner as will maximize the receipt of principal and interest by the Purchaser, taking into account, among other things, the timing of foreclosure proceedings. The foregoing is subject to the provisions that, in any case in which a Mortgaged Property shall have suffered damage, the Servicer shall not be required to expend its own funds toward the restoration of such property unless it shall determine in its discretion (i) that such restoration will increase the proceeds of liquidation of the related Mortgage Loan to the Purchaser after reimbursement to itself for such expenses, and (ii) that such expenses will be recoverable by the Servicer through Insurance Proceeds or Liquidation Proceeds from the related Mortgaged Property, as contemplated in Section 4.05. Servicer shall obtain prior approval of Purchaser as to repair or restoration expenses in excess of ten thousand dollars ($10,000). The Servicer shall notify the Purchaser in writing of the commencement of foreclosure proceedings and not less than 5 days prior to the acceptance or rejection of any offer of reinstatement. The Servicer shall be responsible for all costs and expenses incurred by it in any such proceedings or functions; provided, however, that it shall be entitled to reimbursement thereof from the related property, as contemplated in Section 4.05. Notwithstanding anything to the contrary contained herein, in connection with a foreclosure or acceptance of a deed in lieu of foreclosure, in the event the Servicer has reasonable cause to believe that a Mortgaged Property is contaminated by hazardous or toxic substances or wastes, or if the Purchaser otherwise requests an environmental inspection or review of such Mortgaged Property, such an inspection or review is to be conducted by a qualified inspector at the Purchaser's expense. Upon completion of the inspection, the Servicer shall promptly provide the Purchaser with a written report of the environmental inspection. After reviewing the environmental inspection report, the Purchaser shall determine how the Servicer shall proceed with respect to the Mortgaged Property.

     Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Servicer as servicer of any Mortgage Loan which becomes ninety (90) days or greater delinquent in payment of a scheduled Monthly Payment, without payment of any termination fee with respect thereto, provided that the Servicer shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such delinquent
Mortgage  Loan  notwithstanding  anything  to  the contrary set forth in Section
4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such delinquent Mortgage Loan to the Purchaser or its designee.

     In the event that a Mortgage Loan becomes part of a REMIC, and becomes REO Property, such property shall be disposed of by the Company, with the consent of Purchaser as required pursuant to this Agreement, before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, unless the Servicer provides to the trustee under such REMIC an opinion of counsel to the effect that the holding of such REO Property subsequent to the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO Property, will not result in the imposition of taxes on "prohibited transactions" as defined in Section 860F of the Code, or cause the transaction to fail to qualify as a REMIC at any time that certificates are outstanding. Servicer shall manage, conserve, protect and operate each such REO Property for the certificate holders solely for the purpose of its prompt disposition and sale in a manner which does not cause such property to fail to qualify as "foreclosure property" within the meaning of
Section 860F(a)(2)(E) of the Code, or any "net income from foreclosure property" which is subject to taxation under the REMIC provisions of the Code. Pursuant to its efforts to sell such property, the Servicer shall either itself or through an agent selected by Company, protect and conserve such property in the same manner and to such an extent as is customary in the locality where such property is located. Additionally, Servicer shall perform the tax withholding and reporting related to Sections 1445 and 6050J of the Code.

     Section  4.04     Establishment  of  Custodial  Accounts;  Deposits
                       -------------------------------------------------
                       in  Custodial  Accounts.
                       -----------------------

     The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan separate and apart from any of its own funds and general assets and shall establish and maintain one or more Custodial Accounts. The Custodial Account shall be an Eligible Account. Funds deposited in the Custodial Account, which shall be deposited within 24 hours of receipt, shall at all times be insured by the FDIC up to the FDIC insurance limits, or must be invested in Permitted Investments for the benefit of the Purchaser. Funds deposited in the Custodial Account may be drawn on by the Servicer in accordance with Section 4.05. The creation of any Custodial Account shall be evidenced by a letter agreement in the form shown in Exhibit B hereto. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon the request of any subsequent Purchaser.

     The Servicer shall deposit in the Custodial Account on a daily basis, and retain therein the following payments and collections received or made by it subsequent to the Cut-off Date, or received by it prior to the Cut-off Date but allocable to a period subsequent thereto, other than in respect of principal and interest on the Mortgage Loans due on or before the Cut-off Date:

     (i) all payments on account of principal, including Principal Prepayments (with respect to the portion of Principal Prepayments constituting prepayment penalties, adjusted to one half of any amount received by the Servicer that represents a prepayment penalty with respect to a Mortgage Loan), on the Mortgage Loans;

     (ii) all payments on account of interest on the Mortgage Loans adjusted to the Mortgage Loan Remittance Rate;

     (iii)     all  Liquidation  Proceeds;

     (iv) any amounts required to be deposited by the Servicer in connection with any REO Property pursuant to Section 4.13 and in connection therewith, the Servicer shall provide the Purchaser with written detail itemizing all of such amounts;

     (v) all Insurance Proceeds including amounts required to be deposited pursuant to Sections 4.08, 4.10 and 4.11, other than proceeds to be held in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices, the Mortgage Loan Documents or applicable law;

     (vi) all Condemnation Proceeds affecting any Mortgaged Property which are not released to the Mortgagor in accordance with Accepted Servicing Practices, the loan documents or applicable law;

     (vii)     any  Monthly  Advances;

     (viii) with respect to each full or partial Principal Prepayment, any Prepayment Interest Shortfalls, to the extent of the Company's aggregate Servicing Fee received with respect to the related Prepayment Period;

     (ix)     any  amounts  required to be deposited by the Servicer pursuant to
Section 4.10 in connection with the deductible clause in any blanket hazard insurance policy, such deposit shall be made from the Company's own funds, without reimbursement therefore; and

     (x) any amounts required to be deposited in the Custodial Account pursuant to Section 4.01, 4.13 or 6.02.

     The foregoing requirements for deposit in the Custodial Account shall be exclusive, it being understood and agreed that, without limiting the generality of the foregoing, payments in the nature of late payment charges and assumption fees, to the extent permitted by Section 6.01, need not be deposited by the Servicer in the Custodial Account. Any interest paid on funds deposited in the Custodial Account by the depository institution shall accrue to the benefit of the Servicer and the Servicer shall be entitled to retain and withdraw such interest from the Custodial Account pursuant to Section 4.05 (iv). The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Custodial Account.

     Section  4.05     Permitted  Withdrawals  From  the  Custodial
                       --------------------------------------------
                       Account.
                       -------

     The Servicer may, from time to time, withdraw from the Custodial Account for the following purposes:

     (i) to make payments to the Purchaser in the amounts and in the manner provided for in Section 5.01;

     (ii) to reimburse itself for Monthly Advances, the Company's right to reimburse itself pursuant to this subclause (ii) being limited to amounts received on the related Mortgage Loan which represent late collections (net of the related Servicing Fees) of principal and/or interest respecting which any such advance was made, it being understood that, in the case of such reimbursement, the Company's right thereto shall be prior to the rights of the Purchaser, except that, where the Servicer is required to repurchase a Mortgage Loan, pursuant to Section 3.03, the Company's right to such reimbursement shall be subsequent to the payment to the Purchaser of the Repurchase Price pursuant to such Section and all other amounts required to be paid to the Purchaser with respect to such Mortgage Loan;

     (iii) to reimburse itself for unreimbursed Servicing Advances and any unpaid Servicing Fees(or REO administration fees described in Section 4.13), the Company's right to reimburse itself pursuant to this subclause (iii) with respect to any Mortgage Loan being limited to related proceeds from Liquidation Proceeds, Condemnation Proceeds and Insurance Proceeds in accordance with the relevant provisions of the Fannie Mae Guides or as otherwise set forth in this Agreement; any recovery shall be made upon liquidation of the REO Property;

     (iv) to pay to itself as part of its servicing compensation (a) any interest earned on funds in the Custodial Account (all such interest to be withdrawn monthly not later than each Remittance Date), and (b) the Servicing Fee from that portion of any payment or recovery as to interest with respect to a particular Mortgage Loan;

     (v) to pay to itself with respect to each Mortgage Loan that has been repurchased pursuant to Section 3.03 all amounts received thereon and not distributed as of the date on which the related repurchase price is determined,

     (vi)     to  transfer  funds to another Eligible Account in accordance with
Section  4.09  hereof;

     (vii) to remove funds inadvertently placed in the Custodial Account by the Company; and

     (vi) to clear and terminate the Custodial Account upon the termination of this Agreement.

     Section  4.06     Establishment  of  Escrow  Accounts;
                       ------------------------------------
                       Deposits  in  Escrow  Accounts.
                       ------------------------------

     The Servicer shall segregate and hold all funds collected and received pursuant to each Mortgage Loan which constitute Escrow Payments separate and apart from any of its own funds and general assets and shall establish and maintain one or more Escrow Accounts. The Escrow Account shall be an Eligible Account. Funds deposited in each Escrow Account shall at all times be insured in a manner to provide maximum insurance under the insurance limitations of the FDIC, or must be invested in Permitted Investments. Funds deposited in the Escrow Account may be drawn on by the Company in accordance with Section 4.07. The creation of any Escrow Account shall be evidenced by a letter agreement in the form shown in Exhibit C. The original of such letter agreement shall be furnished to the Purchaser on the Closing Date, and upon request to any subsequent purchaser.

     The Servicer shall deposit in the Escrow Account or Accounts on a daily basis, and retain therein:

     (i) all Escrow Payments collected on account of the Mortgage Loans, for the purpose of effecting timely payment of any such items as required under the terms of this Agreement;

     (ii) all Insurance Proceeds which are to be applied to the restoration or repair of any Mortgaged Property; and

     (iii) all Servicing Advances for Mortgagors whose Escrow Payments are insufficient to cover escrow disbursements.

     The Servicer shall make withdrawals from the Escrow Account only to effect such payments as are required under this Agreement, and for such other purposes as shall be as set forth or in accordance with Section 4.07. The Servicer shall be entitled to retain any interest paid on funds deposited in the Escrow Account by the depository institution other than interest on escrowed funds required by law to be paid to the Mortgagor and, to the extent required by law, the Servicer shall pay interest on escrowed funds to the Mortgagor notwithstanding that the Escrow Account is non-interest bearing or that interest paid thereon is insufficient for such purposes. The Purchaser shall not be responsible for any losses suffered with respect to investment of funds in the Escrow Account.

     Section  4.07     Permitted  Withdrawals  From  Escrow  Account.
                       ---------------------------------------------

     Withdrawals  from  the  Escrow  Account  may  be  made  by  Servicer  only:

     (i) to effect timely payments of ground rents, taxes, assessments, water rates, Primary Mortgage Insurance Policy premiums, if applicable, fire and hazard insurance premiums, condominium assessments and comparable items;

     (ii) to reimburse Servicer for any Servicing Advance made by Servicer with respect to a related Mortgage Loan but only from amounts received on the related Mortgage Loan which represent late payments or collections of Escrow Payments thereunder;

     (iii) to refund to the Mortgagor any funds as may be determined to be overages;

     (iv) for transfer to the Custodial Account in accordance with the terms of this Agreement;

     (v)     for application to restoration or repair of the Mortgaged Property;

     (vi) to pay to the Company, or to the Mortgagor to the extent required by law, any interest paid on the funds deposited in the Escrow Account;

     (vii) to clear and terminate the Escrow Account on the termination of this Agreement. As part of its servicing duties, the Servicer shall pay to the Mortgagors interest on funds in Escrow Account, to the extent required by law, and to the extent that interest earned on funds in the Escrow Account is insufficient, shall pay such interest from its own funds, without any reimbursement therefore; and

     (viii) to pay to the Mortgagors or other parties Insurance Proceeds deposited in accordance with Section 4.06.

     Section  4.08     Payment  of  Taxes,  Insurance  and  Other
                       ------------------------------------------
                       Charges;  Maintenance  of  Primary  Mortgage
                       --------------------------------------------
                       Insurance  Policies;  Collections  Thereunder.
                       ---------------------------------------------

     With respect to each Mortgage Loan, the Servicer shall maintain accurate records reflecting the status of ground rents, taxes, assessments, water rates and other charges which are or may become a lien upon the Mortgaged Property and the status of primary mortgage insurance premiums and fire and hazard insurance coverage and shall obtain, from time to time, all bills for the payment of such charges, including renewal premiums and shall effect payment thereof prior to the applicable penalty or termination date and at a time appropriate for securing maximum discounts allowable, employing for such purpose deposits of the Mortgagor in the Escrow Account which shall have been estimated and accumulated by the Servicer in amounts sufficient for such purposes, as allowed under the terms of the Mortgage or applicable law. To the extent that the Mortgage does not provide for Escrow Payments, the Servicer shall determine that any such payments are made by the Mortgagor at the time they first become due. The
Servicer assumes full responsibility for the timely payment of all such bills and shall effect timely payments of all such bills irrespective of the Mortgagor's faithful performance in the payment of same or the making of the Escrow Payments and shall make advances from its own funds to effect such payments.

     The Servicer will maintain in full force and effect Primary Mortgage Insurance Policies issued by a Qualified Insurer with respect to each Mortgage Loan for which such coverage is herein required. Such coverage will be terminated only with the approval of Purchaser, or as required by applicable law or regulation. The Servicer will not cancel or refuse to renew any Primary Mortgage Insurance Policy in effect on the Closing Date that is required to be kept in force under this Agreement unless a replacement Primary Mortgage
Insurance Policy for such canceled or nonrenewed policy is obtained from and maintained with a Qualified Insurer. The Servicer shall not take any action which would result in non-coverage under any applicable Primary Mortgage Insurance Policy of any loss which, but for the actions of the Servicer would have been covered thereunder. In connection with any assumption or substitution agreement entered into or to be entered into pursuant to Section 6.01, the Servicer shall promptly notify the insurer under the related Primary Mortgage Insurance Policy, if any, of such assumption or substitution of liability in accordance with the terms of such policy and shall take all actions which may be required by such insurer as a condition to the continuation of coverage under the Primary Mortgage Insurance Policy. If such Primary Mortgage Insurance Policy is terminated as a result of such assumption or substitution of liability, the Servicer shall obtain a replacement Primary Mortgage Insurance Policy as provided above.

     In connection with its activities as servicer, the Servicer agrees to prepare and present, on behalf of itself and the Purchaser, claims to the insurer under any Private Mortgage Insurance Policy in a timely fashion in accordance with the terms of such Primary Mortgage Insurance Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Primary Mortgage Insurance Policy respecting a defaulted Mortgage Loan. Pursuant to Section 4.04, any amounts collected by the Servicer under any Primary Mortgage Insurance Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

     Section  4.09     Transfer  of  Accounts.
                       ----------------------

     The Servicer may transfer the Custodial Account or the Escrow Account to a different Eligible Account from time to time. Such transfer shall be made only upon obtaining the prior written consent of the Purchaser, which consent will not be unreasonably withheld.

     Section  4.10     Maintenance  of  Hazard  Insurance.
                       ----------------------------------

     The Servicer shall cause to be maintained for each Mortgage Loan fire and hazard insurance with extended coverage as is acceptable to Fannie Mae or FHLMC and customary in the area where the Mortgaged Property is located in an amount which is equal to the lesser of (i) the maximum insurable value of the improvements securing such Mortgage Loan or (ii) the greater of (a) the outstanding principal balance of the Mortgage Loan, and (b) an amount such that the proceeds thereof shall be sufficient to prevent the Mortgagor and/or the mortgagee from becoming a co-insurer. If required by the Flood Disaster Protection Act of 1973, as amended, each Mortgage Loan shall be covered by a flood insurance policy meeting the requirements of the current guidelines of the Federal Insurance Administration in effect with an insurance carrier acceptable to Fannie Mae or FHLMC, in an amount representing coverage not less than the least of (i) the outstanding principal balance of the Mortgage Loan, (ii) the maximum insurable value of the improvements securing such Mortgage Loan or (iii) the maximum amount of insurance which is available under the Flood Disaster Protection Act of 1973, as amended. If at any time during the term of the Mortgage Loan, the Servicer determines in accordance with applicable law and pursuant to the Fannie Mae Guides that a Mortgaged Property is located in a special flood hazard area and is not covered by flood insurance or is covered in an amount less than the amount required by the Flood Disaster Protection Act of 1973, as amended, the Servicer shall notify the related Mortgagor that the Mortgagor must obtain such flood insurance coverage, and if said Mortgagor fails to obtain the required flood insurance coverage within forty-five (45) days after such notification, the Servicer shall immediately force place the required flood insurance on the Mortgagor's behalf. The Servicer shall also maintain on each REO Property, fire and hazard insurance with extended coverage in an amount which is at least equal to the maximum insurable value of the improvements which are a part of such property, and, to the extent required and available under the Flood Disaster Protection Act of 1973, as amended, flood insurance in an amount as provided above. Any amounts collected by the Servicer under any such policies other than amounts to be deposited in the Escrow Account and applied to the restoration or repair of the Mortgaged Property or REO Property, or released to the Mortgagor in accordance with Accepted Servicing Practices, shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section
4.05. It is understood and agreed that no other additional insurance need be required by the Servicer of the Mortgagor or maintained on property acquired in respect of the Mortgage Loan, other than pursuant to this Agreement, the Fannie Mae Guides or such applicable state or federal laws and regulations as shall at any time be in force and as shall require such additional insurance. All such policies shall be endorsed with standard mortgagee clauses with loss payable to the Servicer and its successors and/or assigns and shall provide for at least thirty days prior written notice of any cancellation, reduction in the amount or material change in coverage to the Company. The Servicer shall not interfere with the Mortgagor's freedom of choice in selecting either his insurance carrier or agent, provided, however, that the Servicer shall not accept any such insurance policies from insurance companies unless such companies are Qualified Insurers.

     Section  4.11     Maintenance  of  Mortgage  Impairment
                       -------------------------------------
                       Insurance  Policy.
                       -----------------

     In the event that the Servicer shall obtain and maintain a blanket policy issued by an insurer acceptable to Fannie Mae or FHLMC insuring against hazard losses on all of the Mortgage Loans, then, to the extent such policy provides coverage in an amount equal to the amount required pursuant to Section 4.10 and otherwise complies with all other requirements of Section 4.10, it shall conclusively be deemed to have satisfied its obligations as set forth in Section 4.10, it being understood and agreed that such policy may contain a deductible clause, in which case the Servicer shall, in the event that there shall not have been maintained on the related Mortgaged Property or REO Property a policy complying with Section 4.10, and there shall have been a loss which would have been covered by such policy, deposit in the Custodial Account the amount not otherwise payable under the blanket policy because of such deductible clause. In connection with its activities as servicer of the Mortgage Loans, the Servicer agrees to prepare and present, on behalf of the Purchaser, claims under any such blanket policy in a timely fashion in accordance with the terms of such policy. Upon request of the Purchaser, the Servicer shall cause to be delivered to the Purchaser a certified true copy of such policy and shall use its best efforts to obtain a statement from the insurer thereunder that such policy shall in no event be terminated or materially modified without thirty (30) days' prior written notice to the Purchaser.

     Section  4.12     Fidelity  Bond,  Errors  and  Omissions
                       ---------------------------------------
                       Insurance.
                       ---------

     The Servicer shall maintain, at its own expense, a blanket fidelity bond and an errors and omissions insurance policy, with broad coverage with responsible companies on all officers, employees or other persons acting in any capacity with regard to the Mortgage Loan to handle funds, money, documents and papers relating to the Mortgage Loan. The Fidelity Bond shall be in the form of the Mortgage Banker's Blanket Bond and shall protect and insure the Servicer against losses, including forgery, theft, embezzlement and fraud of such persons. The errors and omissions insurance shall protect and insure the Servicer against losses arising out of errors and omissions and negligent acts of such persons. Such errors and omissions insurance shall also protect and insure the Servicer against losses in connection with the failure to maintain any insurance policies required pursuant to this Agreement and the release or satisfaction of a Mortgage Loan without having obtained payment in full of the indebtedness secured thereby. No provision of this Section 4.12 requiring the Fidelity Bond or errors and omissions insurance shall diminish or relieve the Servicer from its duties and obligations as set forth in this Agreement. The minimum coverage under any such bond and insurance policy shall be at least equal to the corresponding amounts required by Fannie Mae in the Fannie Mae Guides. Upon request by the Purchaser, the Servicer shall deliver to the Purchaser a certificate from the surety and the insurer as to the existence of the Fidelity Bond and errors and omissions insurance policy and shall obtain a statement from the surety and the insurer that such Fidelity Bond or insurance policy shall in no event be terminated or materially modified without thirty
(30) days' prior written notice to the Purchaser. The Servicer shall notify the Purchaser within five (5) business days of receipt of notice that such Fidelity Bond or insurance policy will be, or has been, materially modified or terminated. The Purchaser (or any party having the status of Purchaser hereunder) and any subsidiary thereof and their successors or assigns as their interests may appear must be named as loss payees on the Fidelity Bond and as additional insured on the errors and omissions policy. Upon request by Purchaser, Servicer shall provide Purchaser with an insurance certificate certifying coverage under this Section 4.12, and will provide an update to such certificate upon request, or upon renewal or material modification of coverage.

     Section  4.13     Title,  Management  and  Disposition  of  REO
                       ---------------------------------------------
                       Property.
                       --------

     In the event that title to the Mortgaged Property is acquired in foreclosure or by deed in lieu of foreclosure, the deed or certificate of sale shall be taken in the name of the Purchaser or its designee, or in the event the Purchaser or its designee is not authorized or permitted to hold title to real property in the state where the REO Property is located, or would be adversely affected under the "doing business" or tax laws of such state by so holding title, the deed or certificate of sale shall be taken in the name of such Person or Persons as shall be consistent with an opinion of counsel obtained by the Servicer from an attorney duly licensed to practice law in the state where the REO Property is located. Any Person or Persons holding such title other than the Purchaser shall acknowledge in writing that such title is being held as nominee for the benefit of the Purchaser.

     The Servicer shall notify the Purchaser in accordance with the Fannie Mae Guides of each acquisition of REO Property upon such acquisition (and, in any event, shall provide notice of the consummation of any foreclosure sale within three (3) Business Days of the date Servicer receives notice of such consummation), together with a copy of the drive by appraisal or brokers price opinion of the Mortgaged Property obtained in connection with such acquisition, and thereafter assume the responsibility for marketing such REO property in accordance with Accepted Servicing Practices. Thereafter, the Servicer shall continue to provide certain administrative services to the Purchaser relating to such REO Property as set forth in this Section 4.13. No Servicing Fee shall be assessed or otherwise accrue on any REO Property from and after the date on which it becomes an REO Property.

     The Servicer shall, either itself or through an agent selected by the Company, and in accordance with the Fannie Mae Guides manage, conserve, protect and operate each REO Property in the same manner that it manages, conserves, protects and operates other foreclosed property for its own account, and in the same manner that similar property in the same locality as the REO Property is managed. The Servicer shall cause each REO Property to be inspected promptly upon the acquisition of title thereto and shall cause each REO Property to be inspected at least monthly thereafter or more frequently as required by the circumstances. The Servicer shall make or cause to be made a written report of each such inspection. Such reports shall be retained in the Mortgage File and copies thereof shall be forwarded by the Servicer to the Purchaser.

     The Servicer shall use its best efforts to dispose of the REO Property as soon as possible and shall sell such REO Property in any event within one year after title has been taken to such REO Property, unless the Servicer determines, and gives an appropriate notice to the Purchaser to such effect, that a longer period is necessary for the orderly liquidation of such REO Property. If a longer period than one (1) year is permitted under the foregoing sentence and is necessary to sell any REO Property, the Servicer shall report monthly to the Purchaser as to the progress being made in selling such REO Property. No REO Property shall be marketed for less than the Appraised Value, without the prior consent of Purchaser. No REO Property shall be sold for less than ninety five percent (95%) of its Appraised Value, without the prior consent of Purchaser. All requests for reimbursement of Servicing Advances shall be in accordance with the Fannie Mae Guides. The disposition of REO Property shall be carried out by the Servicer at such price, and upon such terms and conditions, as the Servicer deems to be in the best interests of the Purchaser (subject to the above conditions) only with the prior written consent of the Purchaser. Servicer shall provide monthly reports to Purchaser in reference to the status of the marketing of the REO Properties.

     Notwithstanding anything to the contrary contained herein, the Purchaser may, at the Purchaser's sole option, terminate the Servicer as servicer of any such REO Property without payment of any termination fee with respect thereto, provided that the Servicer shall on the date said termination takes effect be reimbursed for any unreimbursed advances of the Company's funds made pursuant to
Section 5.03 and any unreimbursed Servicing Advances and Servicing Fees in each case relating to the Mortgage Loan underlying such REO Property notwithstanding anything to the contrary set forth in Section 4.05. In the event of any such termination, the provisions of Section 11.01 hereof shall apply to said termination and the transfer of servicing responsibilities with respect to such REO Property to the Purchaser or its designee. Within five Business Days of any such termination, the Servicer shall, if necessary convey such property to the Purchaser and shall further provide the Purchaser with the following information regarding the subject REO Property: the related drive by appraisal or brokers price opinion, and copies of any related Mortgage Impairment Insurance Policy claims. In addition, within five Business Days, the Servicer shall provide the Purchaser with the following information regarding the subject REO Property: the related trustee's deed upon sale and copies of any related hazard insurance claims, or repair bids.

     Section  4.14     Notification  of  Maturity  Date.
                       --------------------------------

      With respect to each Mortgage Loan, the Servicer shall execute and deliver to the Mortgagor any and all necessary notices required under applicable law and the terms of the related Mortgage Note and Mortgage regarding the maturity date if required under applicable law.

                                    ARTICLE V

                            PAYMENTS TO THE PURCHASER
                            -------------------------

     Section  5.01     Distributions.
                       -------------

     On each Remittance Date, the Servicer shall distribute by wire transfer of immediately available funds to the Purchaser (i) all amounts credited to the Custodial Account as of the close of business on the preceding Determination Date, net of charges against or withdrawals from the Custodial Account pursuant to Section 4.05, plus (ii) all Monthly Advances, if any, which the Servicer is obligated to distribute pursuant to Section 5.03, plus, (iii) interest at the Mortgage Loan Remittance Rate on any Principal Prepayment from the date of such Principal Prepayment through the end of the month for which disbursement is made provided that the Company's obligation as to payment of such interest shall be limited to the Servicing Fee earned during the month of the distribution, plus
(iv) all amounts received by the Servicer that represent a prepayment fee with respect to a Mortgage Loan, minus (v) any amounts attributable to Monthly Payments collected but due on a Due Date or Dates subsequent to the preceding Determination Date, which amounts shall be remitted on the Remittance Date next succeeding the Due Period for such amounts. It is understood that, by operation of Section 4.04, the remittance on the first Remittance Date with respect to Mortgage Loans purchased pursuant to the related Term Sheet is to include principal collected after the Cut-off Date through the preceding Determination Date plus interest, adjusted to the Mortgage Loan Remittance Rate collected through such Determination Date exclusive of any portion thereof allocable to the period prior to the Cut-off Date, with the adjustments specified in clauses
(ii),  (iii)  and  (iv)  above.

     With respect to any remittance received by the Purchaser after the Remittance Date, the Servicer shall pay to the Purchaser interest on any such late payment at an annual rate equal to the Prime Rate, adjusted as of the date of each change, plus three (3) percentage points, but in no event greater than the maximum amount permitted by applicable law. Such interest shall cover the period commencing with the day following the Business Day such payment was due and ending with the Business Day on which such payment is made to the Purchaser, both inclusive. The payment by the Servicer of any such interest shall not be deemed an extension of time for payment or a waiver of any Event of Default by the Company. On each Remittance Date, the Servicer shall provide a remittance report detailing all amounts being remitted pursuant to this Section 5.01.

     Section  5.02     Statements  to  the  Purchaser.
                       ------------------------------

     The Servicer shall furnish to Purchaser an individual loan accounting report, as of the last Business Day of each month, in the Company's assigned loan number order to document Mortgage Loan payment activity on an individual Mortgage Loan basis. With respect to each month, the corresponding individual loan accounting report shall be received by the Purchaser no later than the fifth Business Day of the following month on a disk or tape or other computer-readable format in such format as may be mutually agreed upon by both Purchaser and Company, and no later than the fifth Business Day of the following month in hard copy, and shall contain the following:

     (i) With respect to each Monthly Payment, the amount of such remittance allocable to principal (including a separate breakdown of any Principal Prepayment, including the date of such prepayment, and any prepayment penalties or premiums, along with a detailed report of interest on principal prepayment amounts remitted in accordance with Section 4.04);

     (ii) with respect to each Monthly Payment, the amount of such remittance allocable to interest;

     (iii) the amount of servicing compensation received by the Servicer during the prior distribution period;

     (iv)     the  aggregate  Stated  Principal  Balance  of the Mortgage Loans;

     (v) the aggregate of any expenses reimbursed to the Servicer during the prior distribution period pursuant to Section 4.05;

     (vi) The number and aggregate outstanding principal balances of Mortgage Loans (a) delinquent (1) 30 to 59 days, (2) 60 to 89 days, (3) 90 days or more; (b) as to which foreclosure has commenced; and (c) as to which REO Property has been acquired; and

     The Servicer shall also provide a trial balance, sorted in Purchaser's assigned loan number order, in the form of Exhibit E hereto, with each such Report.

     The Servicer shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Servicer shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

     In addition, not more than sixty (60) days after the end of each calendar year, the Servicer shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.

     Section  5.03     Monthly  Advances  by  the  Company.
                       -----------------------------------

     Not later than the close of business on the Business Day preceding each Remittance Date, the Servicer shall deposit in the Custodial Account an amount equal to all payments not previously advanced by the Company, whether or not deferred pursuant to Section 4.01, of principal (due after the Cut-off Date) and interest not allocable to the period prior to the Cut-off Date, adjusted to the Mortgage Loan Remittance Rate, which were due on a Mortgage Loan and delinquent at the close of business on the related Determination Date.

     The Company's obligation to make such Monthly Advances as to any Mortgage Loan will continue through the last Monthly Payment due prior to the payment in full of the Mortgage Loan, or through the Remittance Date prior to the date on which the Mortgaged Property liquidates (including Insurance Proceeds, proceeds from the sale of REO Property or Condemnation Proceeds) with respect to the Mortgage Loan unless the Company deems such advance to be nonrecoverable. In such event, the Servicer shall deliver to the Purchaser an Officer's Certificate of the Servicer to the effect that an officer of the Servicer has reviewed the related Mortgage File and has made the reasonable determination that any additional advances are nonrecoverable.

     Section  5.04     Liquidation  Reports.
                       --------------------

     Upon the foreclosure sale of any Mortgaged Property or the acquisition thereof by the Purchaser pursuant to a deed-in-lieu of foreclosure, the Servicer shall submit to the Purchaser a liquidation report with respect to such Mortgaged Property in a form mutually acceptable to Servicer and Purchaser. The Servicer shall also provide reports on the status of REO Property containing such information as Purchaser may reasonably require.


                                   ARTICLE VI

                          GENERAL SERVICING PROCEDURES
                          ----------------------------

     Section  6.01     Assumption  Agreements.
                       ----------------------

     The Servicer will, to the extent it has knowledge of any conveyance or prospective conveyance by any Mortgagor of the Mortgaged Property (whether by absolute conveyance or by contract of sale, and whether or not the Mortgagor remains or is to remain liable under the Mortgage Note and/or the Mortgage), exercise its rights to accelerate the maturity of such Mortgage Loan under any "due-on-sale" clause to the extent permitted by law; provided, however, that the Servicer shall not exercise any such rights if prohibited by law or the terms of the Mortgage Note from doing so or if the exercise of such rights would impair or threaten to impair any recovery under the related Primary Mortgage Insurance Policy, if any. If the Servicer reasonably believes it is unable under applicable law to enforce such "due-on-sale" clause, the Company, with the approval of the Purchaser, will enter into an assumption agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed, pursuant to which such person becomes liable under the Mortgage Note and, to the extent permitted by applicable state law, the Mortgagor remains liable thereon. Where an assumption is allowed pursuant to this Section 6.01, the Company, with the prior consent of the Purchaser and the primary mortgage insurer, if any, is authorized to enter into a substitution of liability agreement with the person to whom the Mortgaged Property has been conveyed or is proposed to be conveyed pursuant to which the original mortgagor is released from liability and such Person is substituted as mortgagor and becomes liable under the related Mortgage Note. Any such substitution of liability agreement shall be in lieu of an assumption agreement.

     In connection with any such assumption or substitution of liability, the Servicer shall follow the underwriting practices and procedures of the Company. With respect to an assumption or substitution of liability, the Mortgage Interest Rate borne by the related Mortgage Note, the amount of the Monthly Payment and the maturity date may not be changed (except pursuant to the terms of the Mortgage Note). If the credit of the proposed transferee does not meet such underwriting criteria, the Servicer diligently shall, to the extent permitted by the Mortgage or the Mortgage Note and by applicable law, accelerate the maturity of the Mortgage Loan. The Servicer shall notify the Purchaser that any such substitution of liability or assumption agreement has been completed by forwarding to the Purchaser the original of any such substitution of liability or assumption agreement, which document shall be added to the related Mortgage File and shall, for all purposes, be considered a part of such Mortgage File to the same extent as all other documents and instruments constituting a part thereof. All fees collected by the Servicer for entering into an assumption or substitution of liability agreement shall belong to the Company.

     Notwithstanding the foregoing paragraphs of this Section or any other provision of this Agreement, the Servicer shall not be deemed to be in default, breach or any other violation of its obligations hereunder by reason of any assumption of a Mortgage Loan by operation of law or any assumption which the Servicer may be restricted by law from preventing, for any reason whatsoever.
For purposes of this Section 6.01, the term "assumption" is deemed to also include a sale of the Mortgaged Property subject to the Mortgage that is not accompanied by an assumption or substitution of liability agreement.

     Section  6.02     Satisfaction  of  Mortgages  and  Release  of
                       ---------------------------------------------
                       Mortgage  Files.
                       ---------------

     Upon the payment in full of any Mortgage Loan, or the receipt by the Servicer of a notification that payment in full will be escrowed in a manner customary for such purposes, the Servicer will immediately notify the Purchaser by a certification, which certification shall include a statement to the effect that all amounts received or to be received in connection with such payment which are required to be deposited in the Custodial Account pursuant to Section
4.04 have been or will be so deposited, of a Servicing Officer and shall request delivery to it of the portion of the Mortgage File held by the Purchaser. The Purchaser shall no later than five Business Days after receipt of such certification and request, release or cause to be released to the Company, the related Mortgage Loan Documents and, upon its receipt of such documents, the Servicer shall promptly prepare and deliver to the Purchaser the requisite satisfaction or release. No later than five (5) Business Days following its receipt of such satisfaction or release, the Purchaser shall deliver, or cause to be delivered, to the Servicer the release or satisfaction properly executed by the owner of record of the applicable mortgage or its duly appointed attorney in fact. No expense incurred in connection with any instrument of satisfaction or deed of reconveyance shall be chargeable to the Custodial Account.

     In the event the Servicer satisfies or releases a Mortgage without having obtained payment in full of the indebtedness secured by the Mortgage or should it otherwise prejudice any right the Purchaser may have under the mortgage instruments, the Company, upon written demand, shall remit within two (2) Business Days to the Purchaser the then outstanding principal balance of the related Mortgage Loan by deposit thereof in the Custodial Account. The Servicer shall maintain the Fidelity Bond and errors and omissions insurance insuring the Servicer against any loss it may sustain with respect to any Mortgage Loan not satisfied in accordance with the procedures set forth herein.

     From time to time and as appropriate for the servicing or foreclosure of the Mortgage Loan, including for the purpose of collection under any Primary Mortgage Insurance Policy, the Purchaser shall, upon request of the Servicer and delivery to the Purchaser of a servicing receipt signed by a Servicing Officer, release the portion of the Mortgage File held by the Purchaser to the Company. Such servicing receipt shall obligate the Servicer to return the related Mortgage documents to the Purchaser when the need therefore by the Servicer no longer exists, unless the Mortgage Loan has been liquidated and the Liquidation Proceeds relating to the Mortgage Loan have been deposited in the Custodial Account or the Mortgage File or such document has been delivered to an attorney, or to a public trustee or other public official as required by law, for purposes of initiating or pursuing legal action or other proceedings for the foreclosure of the Mortgaged Property either judicially or non-judicially, and the Servicer has delivered to the Purchaser a certificate of a Servicing Officer certifying as to the name and address of the Person to which such Mortgage File or such document was delivered and the purpose or purposes of such delivery. Upon receipt of a certificate of a Servicing Officer stating that such Mortgage Loan was liquidated, the servicing receipt shall be released by the Purchaser to the Company.

     Section  6.03     Servicing  Compensation.
                       -----------------------

     As compensation for its services hereunder, the Servicer shall be entitled to withdraw from the Custodial Account (to the extent of interest payments collected on the Mortgage Loans) or to retain from interest payments collected on the Mortgage Loans, the amounts provided for as the Company's Servicing Fee, subject to payment of compensating interest on Principal Prepayments as capped by the Servicing Fee pursuant to Section 5.01 (iii). Additional servicing compensation in the form of assumption fees, as provided in Section 6.01, and late payment charges or otherwise shall be retained by the Servicer to the extent not required to be deposited in the Custodial Account. No Servicing Fee shall be payable in connection with partial Monthly Payments. The Servicer shall be required to pay all expenses incurred by it in connection with its servicing activities hereunder and shall not be entitled to reimbursement therefore except as specifically provided for.

     Section  6.04     Annual  Statement  as  to  Compliance.
                       -------------------------------------

     The Servicer will deliver to the Purchaser not later than 90 days following the end of each fiscal year of the Servicer beginning in December 31, 2001, an Officers' Certificate stating, as to each signatory thereof, that (i) a review of the activities of the Servicer during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, and (ii) to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officers and the nature and status of cure provisions thereof. Copies of such statement shall be provided by the Servicer to the Purchaser upon request.

     Section  6.05     Annual  Independent  Certified  Public
                       --------------------------------------
                       Accountants'  Servicing  Report.
                       -------------------------------

     Within ninety (90) days of Company's fiscal year end beginning in December 31, 2001 the Servicer at its expense shall cause a firm of independent public accountants which is a member of the American Institute of Certified Public Accountants to furnish a statement to the Purchaser to the effect that such firm has examined certain documents and records relating to the Company's servicing of mortgage loans of the same type as the Mortgage Loans pursuant to servicing agreements substantially similar to this Agreement, which agreements may include this Agreement, and that, on the basis of such an examination, conducted substantially in the uniform single audit program for mortgage bankers, such firm is of the opinion that the Company's servicing has been conducted in compliance with the agreements examined pursuant to this Section 6.05, except for (i) such exceptions as such firm shall believe to be immaterial, and (ii) such other exceptions as shall be set forth in such statement. Copies of such statement shall be provided by the Servicer to the Purchaser. In addition, on an annual basis, Servicer shall provided Purchaser with copies of its audited financial statements.

     Section  6.06     Purchaser's  Right  to  Examine  Servicer
                       -----------------------------------------
                       Records.
                       -------

     The Purchaser shall have the right to examine and audit upon reasonable notice to the Company, during business hours or at such other times as might be reasonable under applicable circumstances, any and all of the books, records, documentation or other information of the Company, or held by another for the Servicer or on its behalf or otherwise, which relates to the performance or observance by the Servicer of the terms, covenants or conditions of this Agreement.

     The Servicer shall provide to the Purchaser and any supervisory agents or examiners representing a state or federal governmental agency having jurisdiction over the Purchaser, including but not limited to the FDIC and other similar entities, access to any documentation regarding the Mortgage Loans in the possession of the Servicer which may be required by any applicable regulations. Such access shall be afforded without charge, upon reasonable request, during normal business hours and at the offices of the Company, and in accordance with the federal government, FDIC, or any other similar regulations.


                                   ARTICLE VII

                       REPORTS TO BE PREPARED BY SERVICER
                       ----------------------------------

     Section  7.01     Servicer  Shall  Provide  Information  as
                       -----------------------------------------
                       Reasonably  Required.
                       --------------------

     The Servicer shall furnish to the Purchaser during the term of this Agreement, such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be necessary, reasonable or appropriate in respect to the Purchaser, or otherwise in respect to the Mortgage Loans and the performance of the Servicer under this Agreement, including any reports, information or documentation reasonably required to comply with any regulations regarding any supervisory agents or examiners of the Purchaser all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request in relation to this Agreement or the performance of the Servicer under this Agreement. The Servicer agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purpose and to carry out the terms of this Agreement.

     In connection with marketing the Mortgage Loans, the Purchaser may make available to a prospective purchaser audited financial statements of the Servicer for the most recently completed two (2) fiscal years for which such statements are available, as well as a Consolidated Statement of Condition at the end of the last two (2) fiscal years covered by any Consolidated Statement of Operations. If it has not already done so, the Servicer shall furnish promptly to the Purchaser or a prospective purchaser copies of the statements specified above.

     The Servicer shall make reasonably available to the Purchaser or any prospective Purchaser a knowledgeable financial or accounting officer for the purpose of answering questions and to permit any prospective purchaser to inspect the Company's servicing facilities for the purpose of satisfying such prospective purchaser that the Servicer has the ability to service the Mortgage Loans as provided in this Agreement.


                                  ARTICLE VIII

                        INDEMNIFICATION; OTHER PROVISIONS
                        ---------------------------------

     Section  8.01     Indemnification;  Third  Party  Claims.
                       --------------------------------------

     The Servicer agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the failure of the Servicer to observe and perform its duties, obligations, covenants, and agreements to service the Mortgage Loans in strict compliance with the terms of this Agreement. The Company agrees to indemnify the Purchaser and hold it harmless against any and all claims, losses, damages, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that the Purchaser may sustain in any way related to the breach of a representation or warranty set forth in Sections 3.01 or 3.02 of this Agreement. The Company shall immediately notify the Purchaser if a claim is made by a third party against Company with respect to this Agreement or the Mortgage Loans, assume (with the consent of the Purchaser) the defense of any such claim and pay all expenses in connection therewith, including counsel fees, whether or not such claim is settled prior to judgment, and promptly pay, discharge and satisfy any judgment or decree which may be entered against it or the Purchaser in respect of such claim. The Company shall follow any written instructions received from the Purchaser in connection with such claim. The Purchaser shall promptly reimburse the Company for all amounts advanced by it pursuant to the two preceding sentences except when the claim relates to the failure of the Company to service and administer the Mortgages in strict compliance with the terms of this Agreement, the breach of representation or warranty set forth in Sections 3.01 or 3.02, or the gross negligence, bad faith or willful misconduct of Company. The provisions of this Section 8.01 shall survive termination of this Agreement.

     Section  8.02     Merger  or  Consolidation  of  the  Company.
                       -------------------------------------------

     Each Company will keep in full effect its existence, rights and franchises as a corporation under the laws of the state of its incorporation except as permitted herein, and will obtain and preserve its qualification to do business as a foreign corporation in each jurisdiction in which such qualification is or shall be necessary to protect the validity and enforceability of this Agreement, or any of the Mortgage Loans and to perform its duties under this Agreement.

     Any Person into which the Company may be merged or consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Company shall be a party, or any Person succeeding to the business of the Company whether or not related to loan servicing, shall be the successor of the Company hereunder, without the execution or filing of any paper or any further act on the part of any of the parties hereto, anything herein to the contrary notwithstanding; provided, however, that the successor or surviving Person shall be an institution (i) having a GAAP net worth of not less than $25,000,000, (ii) the deposits of which are insured by the FDIC, and which is a HUD-approved mortgagee whose primary business is in origination and servicing of first lien mortgage loans, and (iii) who is a Fannie Mae or FHLMC approved seller/servicer in good standing.

     Section  8.03     Limitation  on  Liability  of  the  Company  and
                       ------------------------------------------------
                       Others.
                       ------

     Neither the Company nor any of the officers, employees or agents of the Company shall be under any liability to the Purchaser for any action taken or for refraining from the taking of any action in good faith pursuant to this Agreement, or for errors in judgment made in good faith; provided, however, that this provision shall not protect the Company or any such person against any breach of warranties or representations made herein, or failure to perform its obligations in strict compliance with any standard of care set forth in this Agreement, or any liability which would otherwise be imposed by reason of negligence, bad faith or willful misconduct, or any breach of the terms and conditions of this Agreement. The Company and any officer, employee or agent of the Company may rely in good faith on any document of any kind prima facie properly executed and submitted by the Purchaser respecting any matters arising hereunder. The Company shall not be under any obligation to appear in, prosecute or defend any legal action which is not incidental to its duties to service the Mortgage Loans in accordance with this Agreement and which in its reasonable opinion may involve it in any expenses or liability; provided, however, that the Company may, with the consent of the Purchaser, undertake any such action which it may deem necessary or desirable in respect to this Agreement and the rights and duties of the parties hereto. In such event, the reasonable legal expenses and costs of such action and any liability resulting therefrom shall be expenses, costs and liabilities for which the Purchaser will be liable, and the Company shall be entitled to be reimbursed therefore from the Purchaser upon written demand.

     Section  8.04     Company  Not  to  Assign  or  Resign.
                       ------------------------------------

     Each Company shall not assign this Agreement or resign from the obligations and duties hereby imposed on it except by mutual consent of the Company and the Purchaser or in the case of Servicer, resign it's obligations as Servicer unless there is a determination that its duties hereunder are no longer permissible under applicable law and such incapacity cannot be cured by the Servicer. Any such determination permitting the resignation of the Servicer shall be evidenced by an Opinion of Counsel to such effect delivered to the Purchaser which Opinion of Counsel shall be in form and substance acceptable to the Purchaser. No such resignation shall become effective until a successor shall have assumed the Servicer's responsibilities and obligations hereunder in the manner provided in
Section  11.01.

     Section  8.05     No  Transfer  of  Servicing.
                       ---------------------------

     With respect to the retention of the Company to service the Mortgage Loans hereunder, the Company acknowledges that the Purchaser has acted in reliance upon the Company's independent status, the adequacy of its servicing facilities, plan, personnel, records and procedures, its integrity, reputation and financial standing and the continuance thereof. Without in any way limiting the generality of this Section, the Company shall not either assign this Agreement or the servicing hereunder or delegate its rights or duties hereunder or any portion thereof, or sell or otherwise dispose of all or substantially all of its property or assets, without the prior written approval of the Purchaser, which consent shall be granted or withheld in the Purchaser's sole discretion.

     Without in any way limiting the generality of this Section 8.05, in the event that the Company either shall assign this Agreement or the servicing responsibilities hereunder or delegate its duties hereunder or any portion thereof without (i) satisfying the requirements set forth herein or (ii) the prior written consent of the Purchaser, then the Purchaser shall have the right to terminate this Agreement, without any payment of any penalty or damages and without any liability whatsoever to the Company (other than with respect to accrued but unpaid Servicing Fees and Servicing Advances remaining unpaid) or any third party.


                                   ARTICLE IX

                                     DEFAULT
                                     -------

     Section  9.01     Events  of  Default.
                       -------------------

     In case one or more of the following Events of Default by the Company shall occur and be continuing, that is to say:

     (i) any failure by the Company to remit to the Purchaser any payment required to be made under the terms of this Agreement which continues unremedied for a period of one (1) Business Day; or

     (ii) failure on the part of the Company duly to observe or perform in any material respect any other of the covenants or agreements on the part of the Company set forth in this Agreement which continues unremedied for a period of thirty (30) days after the date on which written notice of such failure, requiring the same to be remedied, shall have been given to the Company by the Purchaser; or

     (iii) a decree or order of a court or agency or supervisory authority having jurisdiction for the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Company and such decree or order shall have remained in force undischarged or unstayed for a period of sixty days; or

     (iv) the Company shall consent to the appointment of a conservator or receiver or liquidator in any insolvency, bankruptcy, readjustment of debt, marshalling of assets and liabilities or similar proceedings of or relating to the Company or of or relating to all or substantially all of its property; or

     (v) the Company shall admit in writing its inability to pay its debts generally as they become due, file a petition to take advantage of any applicable insolvency or reorganization statute, make an assignment for the benefit of its creditors, or voluntarily suspend payment of its obligations; or

     (vi) Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days; or

     (vii) the Servicer attempts to assign its right to servicing compensation hereunder or the Company attempts, without the consent of the Purchaser, to sell or otherwise dispose of all or substantially all of its property or assets or to assign this Agreement or the servicing responsibilities hereunder or to delegate its duties hereunder or any portion thereof; or

     (viii) the Servicer ceases to be (a) licensed to service first lien residential mortgage loans in any jurisdiction in which a Mortgaged Property is located and such licensing is required, and (b) qualified to transact business in any jurisdiction where it is currently so qualified, but only to the extent such non-qualification materially and adversely affects the Company's ability to perform its obligations hereunder; or

     (ix) the Company fails to meet the eligibility criteria set forth in the last sentence of Section 8.02.

     Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to the Company (except in the case of an Event of Default under clauses (iii), (iv) or (v) above, in which case, automatically and without notice) Company may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Company under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Company for the same. On or after the receipt by the Company of such written notice (or, in the case of an Event of Default under clauses
(iii), (iv) or (v) above, in which case, automatically and without notice), all authority and power of the Company under this Agreement, whether with respect to the Mortgage Loans or otherwise, shall pass to and be vested in the successor appointed pursuant to Section 11.01. Upon written request from the Purchaser, the Company shall prepare, execute and deliver, any and all documents and other instruments, place in such successor's possession all Mortgage Files, and do or accomplish all other acts or things necessary or appropriate to effect the purposes of such notice of termination, whether to complete the transfer and endorsement or assignment of the Mortgage Loans and related documents, or otherwise, at the Company's sole expense. The Company agrees to cooperate with the Purchaser and such successor in effecting the termination of the Company's responsibilities and rights hereunder, including, without limitation, the transfer to such successor for administration by it of all cash amounts which shall at the time be credited by the Company to the Custodial Account or Escrow Account or thereafter received with respect to the Mortgage Loans or any REO Property.

     Section  9.02     Waiver  of  Defaults.
                       --------------------

     The Purchaser may waive only by written notice any default by the Company in the performance of its obligations hereunder and its consequences. Upon any such waiver of a past default, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been remedied for every purpose of this Agreement. No such waiver shall extend to any subsequent or other default or impair any right consequent thereon except to the extent expressly so waived in writing.


                                    ARTICLE X

                                   TERMINATION
                                   -----------

     Section  10.01     Termination.
                        -----------

     The respective obligations and responsibilities of the Company shall terminate upon: (i) the later of the final payment or other liquidation (or any advance with respect thereto) of the last Mortgage Loan and the disposition of all remaining REO Property and the remittance of all funds due hereunder; or
(ii) by mutual consent of the Company and the Purchaser in writing; or (iii) termination with cause under the terms of this Agreement.

     Section  10.02     Termination  Without  Cause.
                        ---------------------------

     The Purchaser may, at its sole option, terminate any rights the Company may have hereunder, without cause, upon no less than 90 days written notice. Any such notice of termination shall be in writing and delivered to the Company as provided in Section 11.05 of this Agreement.


                                   ARTICLE XI

                            MISCELLANEOUS PROVISIONS
                            ------------------------

     Section  11.01     Successor  to  the  Company.
                        ---------------------------

     Prior to termination of Company's responsibilities and duties under this Agreement pursuant to Sections 4.13, 8.04, 9.01, 10.01 (ii) or (iii), the Purchaser shall (i) succeed to and assume all of the Company's responsibilities, rights, duties and obligations under this Agreement, or (ii) appoint a successor having the characteristics set forth in Section 8.02 hereof and which shall succeed to all rights and assume all of the responsibilities, duties and liabilities of the Company under this Agreement prior to the termination of Company's responsibilities, duties and liabilities under this Agreement. In connection with such appointment and assumption, the Purchaser may make such arrangements for the compensation of such successor out of payments on Mortgage Loans as the Purchaser and such successor shall agree. In the event that the Company's duties, responsibilities and liabilities under this Agreement should be terminated pursuant to the aforementioned Sections, the Company shall discharge such duties and responsibilities during the period from the date it acquires knowledge of such termination until the effective date thereof with the same degree of diligence and prudence which it is obligated to exercise under this Agreement, and shall take no action whatsoever that might impair or prejudice the rights or financial condition of its successor. The resignation or removal of Company pursuant to the aforementioned Sections shall not become effective until a successor shall be appointed pursuant to this Section and shall in no event relieve the Company of the representations and warranties made pursuant to Sections 3.01, 3.02 and 3.03 and the remedies available to the Purchaser thereunder and under Section 8.01, it being understood and agreed that the provisions of such Sections 3.01, 3.02, 3.03 and 8.01 shall be applicable to the Company notwithstanding any such resignation or termination of the Company, or the termination of this Agreement.

     Any successor appointed as provided herein shall execute, acknowledge and deliver to the Company and to the Purchaser an instrument accepting such appointment, whereupon such successor shall become fully vested with all the rights, powers, duties, responsibilities, obligations and liabilities of the Company, with like effect as if originally named as a party to this Agreement. Any termination or resignation of the Company or this Agreement pursuant to
Section 4.13, 8.04, 9.01 or 10.01 shall not affect any claims that the Purchaser may have against the Company arising prior to any such termination or resignation.

     The Company shall promptly deliver to the successor the funds in the Custodial Account and the Escrow Account and the Mortgage Files and related documents and statements held by it hereunder and the Company shall account for all funds. The Company shall execute and deliver such instruments and do such other things all as may reasonably be required to more fully and definitely vest and confirm in the successor all such rights, powers, duties, responsibilities, obligations and liabilities of the Company. The successor shall make arrangements as it may deem appropriate to reimburse the Company for unrecovered Servicing Advances which the successor retains hereunder and which would otherwise have been recovered by the Company pursuant to this Agreement but for the appointment of the successor servicer.

     Section  11.02     Amendment.
                        ---------

     This Agreement may be amended from time to time by the Company and the Purchaser by written agreement signed by the Company and the Purchaser.

     Section  11.03     Recordation  of  Agreement.
                        --------------------------

     To the extent permitted by applicable law, this Agreement is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any of the properties subject to the Mortgages are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by the Company at the Company's expense on direction of the Purchaser accompanied by an opinion of counsel to the effect that such recordation materially and beneficially affects the interest of the Purchaser or is necessary for the administration or servicing of the Mortgage Loans.

     Section  11.04     Governing  Law.
                        --------------

     This Agreement and the related Confirmation and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     Section  11.05     Notices.
                        -------

     Any demands, notices or other communications permitted or required hereunder shall be in writing and shall be deemed conclusively to have been given if personally delivered at or mailed by registered mail, postage prepaid, and return receipt requested or certified mail, return receipt requested, or transmitted by telex, telegraph or telecopier and confirmed by a similar mailed writing, as follows:

     (i)     if  to  the  Company:

             Cendant  Mortgage  Corporation
             3000  Leadenhall  Road
             Mount  Laurel,  New  Jersey  08054
             Attention:  Brian  King

     (ii)    if  to  the  Purchaser:

             EMC  Mortgage  Corporation
             Mac Arthur Ridge II,
             909 Hidden Ridge Drive, Suite 200
             Irving, Texas 75038
             Attention:  Mr. Edward Raice
             Telecopier  No.:  (972)  444-2810

             With  a  copy  to:

             Bear  Stearns  Mortgage  Capital  Corporation
             245  Park  Avenue
             New  York,  New  York  10167
             Attention:  Legal  Department

or such other address as may hereafter be furnished to the other party by like notice. Any such demand, notice or communication hereunder shall be deemed to have been received on the date delivered to or received at the premises of the addressee (as evidenced, in the case of registered or certified mail, by the date noted on the return receipt).

     Section  11.06     Severability  of  Provisions.
                        ----------------------------

     Any part, provision, representation or warranty of this Agreement and the related Term Sheet which is prohibited or which is held to be void or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof. Any part, provision, representation or warranty of this Agreement which is prohibited or unenforceable or is held to be void or unenforceable in any jurisdiction shall be ineffective, as to such jurisdiction, to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction as to any Mortgage Loan shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders void or unenforceable any provision hereof. If the invalidity of any part, provision, representation or warranty of this Agreement shall deprive any party of the economic benefit intended to be conferred by this Agreement, the parties shall negotiate, in good faith, to develop a structure the economic effect of which is nearly as possible the same as the economic effect of this Agreement without regard to such invalidity.

     Section  11.07     Exhibits.
                        --------

     The exhibits to this Agreement are hereby incorporated and made a part hereof and are an integral part of this Agreement.

     Section  11.08     General  Interpretive  Principles.
                        ---------------------------------

     For purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

     (i) the terms defined in this Agreement have the meanings assigned to them in this Agreement and include the plural as well as the singular, and the use of any gender herein shall be deemed to include the other gender;

     (ii) accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting principles;

     (iii)     references  herein  to  "Articles",  "Sections",  Subsections",
"Paragraphs", and other subdivisions without reference to a document are to designated Articles, Sections, Subsections, Paragraphs and other subdivisions of this Agreement;

     (iv) a reference to a Subsection without further reference to a Section is a reference to such Subsection as contained in the same Section in which the reference appears, and this rule shall also apply to Paragraphs and other subdivisions;

     (v) the words "herein", "hereof ", "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular provision;

     (vi) the term "include" or "including" shall mean without limitation by reason of enumeration; and

     (viii) headings of the Articles and Sections in this Agreement are for reference purposes only and shall not be deemed to have any substantive effect.

     Section  11.09     Reproduction  of  Documents.
                        ---------------------------

     This Agreement and all documents relating thereto, including, without limitation, (i) consents, waivers and modifications which may hereafter be executed, (ii) documents received by any party at the closing, and (iii) financial statements, certificates and other information previously or hereafter furnished, may be reproduced by any photographic, photostatic, microfilm, micro-card, miniature photographic or other similar process. The parties agree that any such reproduction shall be admissible in evidence as the original itself in any judicial or administrative proceeding, whether or not the original is in existence and whether or not such reproduction was made by a party in the regular course of business, and that any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.

     Section  11.10     Confidentiality  of  Information.
                        --------------------------------

     Each party recognizes that, in connection with this Agreement, it may become privy to non-public information regarding the financial condition, operations and prospects of the other party. Each party agrees to keep all non-public information regarding the other party strictly confidential, and to use all such information solely in order to effectuate the purpose of the Agreement, provided that each party may provide confidential information to its employees, agents and affiliates who have a need to know such information in order to effectuate the transaction, provided further that such information is identified as confidential non-public information. In addition, confidential information may be provided to a regulatory authority with supervisory power over Purchaser, provided such information is identified as confidential non-public information.

     Section  11.11     Recordation  of  Assignments  of  Mortgage.
                        ------------------------------------------

     To the extent permitted by applicable law, each of the Assignments is subject to recordation in all appropriate public offices for real property records in all the counties or other comparable jurisdictions in which any or all of the Mortgaged Properties are situated, and in any other appropriate public recording office or elsewhere, such recordation to be effected by and at the Company's expense in the event recordation is either necessary under applicable law or requested by the Purchaser at its sole option.

     Section  11.12     Assignment  by  Purchaser.
                        -------------------------

     The Purchaser shall have the right, without the consent of the Company, to assign, in whole or in part, its interest under this Agreement with respect to some or all of the Mortgage Loans, and designate any person to exercise any rights of the Purchaser hereunder, by executing an Assignment and Assumption Agreement substantially in the form of Exhibit D hereto and the assignee or designee shall accede to the rights and obligations hereunder of the Purchaser with respect to such Mortgage Loans. In no event shall Purchaser sell a partial interest in any Mortgage Loan without the written consent of Company, which consent shall not be unreasonably denied. All references to the Purchaser in this Agreement shall be deemed to include its assignee or designee.

     Section  11.13     No  Partnership.
                        ---------------

     Nothing herein contained shall be deemed or construed to create a co-partnership or joint venture between the parties hereto and the services of the Company shall be rendered as an independent contractor and not as agent for Purchaser.

     Section  11.14     Execution:  Successors  and  Assigns.
                        ------------------------------------

     This Agreement may be executed in one or more counterparts and by the different parties hereto on separate counterparts, each of which, when so executed, shall be deemed to be an original; such counterparts, together, shall constitute one and the same agreement. Subject to Section 8.04, this Agreement shall inure to the benefit of and be binding upon the Company and the Purchaser and their respective successors and assigns.

     Section  11.15     Entire  Agreement.
                        -----------------

     The Company acknowledges that no representations, agreements or promises were made to the Company by the Purchaser or any of its employees other than those representations, agreements or promises specifically contained herein and in the related Confirmation. The related Confirmation and this Agreement and the related Term Sheet sets forth the entire understanding between the parties hereto; provided, however, only this Agreement and the related Term Sheet shall be binding upon all successors of both parties. In the event of any inconsistency between the related Confirmation and this Agreement, this Agreement and the related Term Sheet shall control.

     Section  11.16.     No  Solicitation.
                         ----------------

     From and after the Closing Date, the Company agrees that it will not take any action or permit or cause any action to be taken by any of its agents or affiliates, to personally, by telephone or mail, solicit the borrower or obligor under any Mortgage Loan to refinance the Mortgage Loan, in whole or in part, without the prior written consent of the Purchaser. Notwithstanding the foregoing, it is understood and agreed that (i) promotions undertaken by the Company or any affiliate of the Company which are directed to the general public at large, or segments thereof, provided that no segment shall consist primarily of the Mortgage Loans, including, without limitation, mass mailing based on commercially acquired mailing lists, newspaper, radio and television advertisements and (ii) responses to unsolicited requests or inquiries made by a Mortgagor or an agent of a Mortgagor, shall not constitute solicitation under this Section 11.16. This Section 11.16 shall not be deemed to preclude the Company or any of its affiliates from soliciting any Mortgagor for any other financial products or services

     Section  11.17.     Closing.
                         -------

     The closing for the purchase and sale of the Mortgage Loans shall take place on the related Closing Date. The closing shall be either: by telephone, confirmed by letter or wire as the parties shall agree, or conducted in person, at such place as the parties shall agree.

     The closing for the Mortgage Loans to be purchased on the related Closing Date shall be subject to each of the following conditions:

     (a) at least one (1) Business Day prior to the related Closing Date, the Company shall deliver to the Purchaser a magnetic diskette, or transmit by modem, a listing on a loan-level basis of the information contained in the related Mortgage Loan Schedule attached to the related Term Sheet;

     (b) all of the representations and warranties of the Company under this Agreement shall be materially true and correct as of the related Closing Date and no event shall have occurred which, with notice or the passage of time, would constitute a material default under this Agreement;

     (c) the Purchaser shall have received, or the Purchaser's attorneys shall have received in escrow, all documents required pursuant to this Agreement, the related Confirmation and related Term Sheet, an opinion of counsel and an officer's certificate, all in such forms as are agreed upon and acceptable to the Purchaser, duly executed by all signatories other than the Purchaser as required pursuant to the terms hereof;

     (d) the Company shall have delivered and released to the Purchaser (or its designee) on or prior to the related Closing Date all documents required pursuant to the terms of this Agreement, the related Confirmation and the related Term Sheet; and

     (e) all other terms and conditions of this Agreement, the related Confirmation, and the related Term Sheet and the related Confirmation shall have been materially complied with.

     Subject to the foregoing conditions, the Purchaser shall pay to the Company on the related Closing Date the Purchase Price, plus accrued interest pursuant to Section 2.02 of this Agreement, by wire transfer of immediately available funds to the account designated by the Company.

     Section  11.18.     Cooperation  of  Company  with  a
                         ---------------------------------
                         Reconstitution.
                         --------------

     The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

     (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

     (b) one or more trusts or other entities to be formed as part of one or more pass-through transfers (each, a "Pass-Through Transfer").

     The Company agrees to execute in connection with any agreements among the Purchaser, the Company, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement.

     With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, the Company agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date"). In that connection, the Company shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution:
(i) any and all information (including servicing portfolio information) and appropriate verification of information (including servicing portfolio information) which may be reasonably available to the Company, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand; and (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of the Company as are reasonably agreed upon by the Company and the Purchaser or any such other participant. In connection with each Pass-Through Transfer, the Company agrees to provide reasonable and customary indemnification to the Purchaser and its affiliates for disclosure contained in any offering document relating to the Company or its affiliates, the Mortgage Loans and the underwriting standards of the Mortgage Loans. The Purchaser shall be responsible for the costs relating to the delivery of such information.

     All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.


(page)
     IN WITNESS WHEREOF, the Company and the Purchaser have caused their names to be signed hereto by their respective officers thereunto duly authorized as of the day and year first above written.

                                   EMC MORTGAGE CORPORATION
                                        Purchaser

                                   By:
                                       -------------------------
                                   Name:
                                         -----------------------
                                   Title:
                                          ----------------------


                                   CENDANT MORTGAGE CORPORATION
                                     as Company and Servicer

                                   By:
                                       -------------------------
                                   Name:
                                         -----------------------
                                   Title:
                                          ----------------------


                                   BISHOP'S GATE RESIDENTIAL MORTGAGE
                                   TRUST
                                          Company

                                   By:
                                       -------------------------
                                   Name:
                                         -----------------------
                                   Title:
                                          ----------------------


(page)
                                    EXHIBIT A
                                    ---------
                            CONTENTS OF MORTGAGE FILE

     With respect to each Mortgage Loan, the Mortgage File shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or its designee pursuant to Sections 2.04 and 2.05 of the Purchase, Warranties and Servicing Agreement.

     1. The original Mortgage Note endorsed "Pay to the order of ____________________________________________________, without recourse," and signed via original signature in the name of the Company by an authorized officer, with all intervening endorsements showing a complete chain of title from the originator to the Company, together with any applicable riders. In no event may an endorsement be a facsimile endorsement. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". If the Mortgage Loan was acquired or originated by the Company while doing business under another name or under an assumed name, the endorsement must be by "[Company] formerly known as [previous name] or [Company dba ____________ ]". Mortgage Notes may be in the form of a lost note affidavit subject to Purchaser acceptability.

     2. The original Mortgage (together for adjustable rate Mortgage Loans with a standard adjustable rate mortgage rider) with evidence of recording thereon, or a copy thereof certified by the public recording office in which such mortgage has been recorded or, if the original Mortgage has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     3. The original or certified copy, certified by the Company, of the Primary Mortgage Insurance Policy, if required.

     4. The original Assignment, from the Company to _____________________________________, or in accordance with Purchaser's instructions, which assignment shall, but for any blanks requested by Purchaser, be in form and substance acceptable for recording. If the Mortgage Loan was acquired or originated by the Company while doing business under another name or under an assumed name, the Assignment must be by "[Company] formerly known as [previous name] or [Company dba ______________, ] respectively. If the Mortgage Loan was acquired by the Company in a merger, the endorsement must be by "[Company], successor by merger to the [name of predecessor]". None of the Assignments are blanket assignments of mortgage.

     5. The original policy of title insurance, including riders and endorsements thereto, or if the policy has not yet been issued, a written commitment or interim binder or preliminary report of title issued by the title insurance or escrow company.

     6. Originals of all recorded intervening Assignments, or copies thereof, certified by the public recording office in which such Assignments have been recorded showing a complete chain of title from the originator to the Company, with evidence of recording thereon, or a copy thereof certified by the public recording office in which such Assignment has been recorded or, if the original Assignment has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     7. Originals, or copies thereof certified by the public recording office in which such documents have been recorded, of each assumption, extension, modification, written assurance or substitution agreements, if applicable, or if the original of such document has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     8. If the Mortgage Note or Mortgage or any other material document or instrument relating to the Mortgage Loan has been signed by a person on behalf of the Mortgagor, the original or copy of power of attorney or other instrument that authorized and empowered such person to sign bearing evidence that such instrument has been recorded, if so required in the appropriate jurisdiction where the Mortgaged Property is located, or a copy thereof certified by the public recording office in which such instrument has been recorded or, if the original instrument has not been returned from the applicable public recording office, a true certified copy, certified by the Company.

     9.     reserved.

     10. Mortgage Loan closing statement (Form HUD-1) and any other truth-in-lending or real estate settlement procedure forms required by law.

     11.     Residential  loan  application.

     12. Uniform underwriter and transmittal summary (Fannie Mae Form 1008) or reasonable equivalent.

     13.     Credit  report  on  the  Mortgagor.

     14.     Business  credit  report,  if  applicable.

     15.     Residential  appraisal  report  and  attachments  thereto.

     16. The original of any guarantee executed in connection with the Mortgage Note.

     17. Verification of employment and income except for Mortgage Loans originated under a limited documentation program, all in accordance with Company's underwriting guidelines.

     18. Verification of acceptable evidence of source and amount of down payment, in accordance with Company's underwriting guidelines.

     19.     Photograph  of  the  Mortgaged Property (may be part of appraisal).

     20.     Survey  of  the  Mortgaged  Property,  if  any.

     21.     Sales  contract,  if  applicable.

     22. If available, termite report, structural engineer's report, water portability and septic certification.

     23. Any original security agreement, chattel mortgage or equivalent executed in connection with the Mortgage.

     24.     Name  affidavit,  if  applicable.

     Notwithstanding anything to the contrary herein, Company may provide one certificate for all of the Mortgage Loans indicating that the documents were delivered for recording.


(page)
     With respect to each Cooperative Loan, the Mortgage Loan Documents shall include each of the following items, which shall be available for inspection by the Purchaser, and which shall be retained by the Company in the Servicing File or delivered to the Purchaser or the Custodian pursuant to Sections 2.02 and
2.04  of  this  Agreement.

     1.   The  original  security  agreement  (the  "Security  Agreement").

     2. The original assignment of the Security Agreement to Purchaser, as in form and substance acceptable for recording and signed in the name of the last endorsee by an authorized officer.

     3. The originals of all intervening assignments of the Security Agreement, if any.

     4. Original Form UCC-1 with evidence of filing thereon entered into by the Mortgagor with respect to such Mortgage Loan, which should indicate the unit number or other identification of the Mortgaged Property subject to the Proprietary Lease, the name of the debtor and the address of the Cooperative building.

     5. Original Form UCC-3 in blank assigning the security interest covered by the Form UCC-1 referred to above.

     6. Stock certificates(s) representing the stock allocated to the Cooperative Unit in the Cooperative pledged with respect to such Mortgage Loan with a stock power in blank.


     7. The original Recognition Agreement of the interests of the Company with respect to the Mortgage Loan by the Cooperative, the stock of which was pledged in respect of such Mortgage Loan, in the standard "AZTECH" form or a form containing provisions not less favorable to the lender than are contained in such a standard AZTECH form.

     8.   The  collateral  assignment  of  the  Proprietary  Lease.

     9.   A  copy  of  any  power  of  attorney.


(page)
                                    EXHIBIT B
                                    ---------

                       CUSTODIAL ACCOUNT LETTER AGREEMENT

                              ______________, 2001

To:     [_______________________]
     (the  "Depository")

     As "Company" under the Purchase, Warranties and Servicing Agreement, dated as of [_____________________] 1, 2001 Mortgage Loans (the "Agreement"), we
hereby authorize and request you to establish an account, as a Custodial Account pursuant to Section 4.04 of the Agreement, to be designated as "[______________________________________], in trust for the [Purchaser], Owner of Mortgage Loans". All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                   [__________________________]

                                   By:
                                       -------------------------

                                   Name:
                                         -----------------------

                                   Title:
                                          ----------------------


     The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number [__________], at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation or will be invested in Permitted Investments as defined in the Agreement.

                                   [__________________________]

                                   By:
                                       -------------------------

                                   Name:
                                         -----------------------

                                   Title:
                                          ----------------------


(page)
                                    EXHIBIT C
                                    ---------

                         ESCROW ACCOUNT LETTER AGREEMENT
                               _____________, 2001

To:     [_______________________]
     (the  "Depository")

     As "Company" under the Purchase Warranties and Servicing Agreement, dated as of [____________________]1, 2001 Mortgage Loans (the "Agreement"), we hereby authorize and request you to establish an account, as an Escrow Account pursuant to Section 4.06 of the Agreement, to be designated as "[__________________________], in trust for the [Purchaser], Owner of Mortgage Loans, and various Mortgagors." All deposits in the account shall be subject to withdrawal therefrom by order signed by the Company. This letter is submitted to you in duplicate. Please execute and return one original to us.

                                   [__________________________]

                                   By:
                                       -------------------------

                                   Name:
                                         -----------------------

                                   Title:
                                          ----------------------


     The undersigned, as "Depository", hereby certifies that the above described account has been established under Account Number __________, at the office of the depository indicated above, and agrees to honor withdrawals on such account as provided above. The full amount deposited at any time in the account will be insured up to applicable limits by the Federal Deposit Insurance Corporation or will be invested in Permitted Investments as defined in the Agreement.

                                   [__________________________]

                                   By:
                                       -------------------------

                                   Name:
                                         -----------------------

                                   Title:
                                          ----------------------


(page)
                                    EXHIBIT D
                                    ---------

            FORM OF ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This is a Purchase, Assignment, Assumption and Recognition Agreement (this "PAAR Agreement") made as of __________, 200__, among EMC Mortgage Corporation (the "Assignor"), ___________________ (the "Assignee"), and
_______________________  (the  "Company").

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of _________, 200__,October 23, 2001, between Assignor and Company (the "Purchase Agreement") shall be subject to the terms of this PAAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                       PURCHASE, ASSIGNMENT AND ASSUMPTION

     1. Assignor hereby grants, transfers and assigns to Assignee all of the right, title and interest of Assignor in the Assigned Loans and, as they relate to the Assigned Loans, all of its right, title and interest in, to and under the Purchase Agreement.

     2. Simultaneously with the execution hereof, (i) Assignee shall pay to Assignor the "Funding Amount" as set forth in that certain letter agreement, dated as of _________ ____, between Assignee and Assignor (the "Confirmation") and (ii) Assignor, at its expense, shall have caused to be delivered to Assignee or its designee the Mortgage File for each Assigned Loan in Assignor's or its custodian's possession, as set forth in the Purchase Agreement, along with, for each Assigned Loan, an endorsement of the Mortgage Note from the applicable Company, in blank, and an assignment of mortgage in recordable form from the applicable Company, in blank. Assignee shall pay the Funding Amount by wire transfer of immediately available funds to the account specified by Assignor. Assignee shall be entitled to all scheduled payments due on the Assigned Loans after ___________, 200__ and all unscheduled payments or other proceeds or other recoveries on the Assigned Loans received on and after _____________, 200__.

                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     3. Assignor warrants and represents to Assignee and Company as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

     (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

     (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

     (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignor. This PAAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto.

          4. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

     (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to acquire, own and purchase the Assigned Loans;

     (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This PAAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (d) Assignee agrees to be bound as "Purchaser" by all of the terms, covenants and conditions of the Purchase Agreement with respect to the Assigned Loans, and from and after the date hereof, Assignee assumes for the benefit of each of Assignor and Company all of Assignor's obligations as "Purchaser" thereunder but solely with respect to such Assigned Loans.

     5. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

     (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this PAAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this PAAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this PAAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Company. This PAAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Company of this PAAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (e) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect.

                             RECOGNITION OF ASSIGNEE

     6. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans and will service the Assigned Loans in accordance with the Purchase Agreement. It is the intention of Assignor, Company and Assignee that this PAAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.


                                  MISCELLANEOUS

     7. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this PAAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:


     (a)     In  the  case  of  Company,

          --------------------          --------------------

          --------------------          --------------------

          --------------------          --------------------

          --------------------          --------------------

          --------------------          --------------------



          With  a  copy  to  --------------------------------------.

     (b)  In the case of Assignor,

          --------------------

          --------------------

          --------------------

          --------------------

          --------------------

     (c)  In  the  case  of  Assignee,

          EMC  Mortgage  Corporation
          Mac Arthur Ridge II
          909 Hidden Ridge Drive, Suite 200
          Irving, Texas 75038
          Attention:  Mr. Edward Raice
          Telecopier  No.:  (972)  444-2810

          with  a  copy  to:

          ___________________
          245  Park  Avenue
          New  York,  New  York  10167
          Attention:  ___________
          Telecopier  No.:  (212)  272-____

     (c)  In  the  case  of  Assignee,

          --------------------

          --------------------

          --------------------

          --------------------

          --------------------


     8. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this PAAR Agreement.

     9. This PAAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     10. No term or provision of this PAAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     11. This PAAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     12.     This  PAAR  Agreement  shall survive the conveyance of the Assigned
Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

     13. This PAAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     14. In the event that any provision of this PAAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this PAAR Agreement shall control. In the event that any provision of this PAAR Agreement conflicts with any provision of the Confirmation with respect to the Assigned Loans, the terms of this PAAR Agreement shall control.


                       [MODIFICATION OF PURCHASE AGREEMENT

     15. The Company and Assignor hereby amend the Purchase Agreement as follows:

     (a)     The following definitions are added to Section 1.01 of the Purchase
Agreement:

     Securities  Administrator:
     -------------------------      ------------------------

     Supplemental  PMI  Insurer:
     --------------------------     ------------------------

     Supplemental  PMI Policy:     The primary guarantee insurance policy of the
     ------------------------
Supplemental  PMI  Insurer  attached  hereto  as  Exhibit  J,  or  any successor
Supplemental  PMI  Policy  given  to  the  Servicer  by  the  Assignee.

     Trustee:
     -------     ------------------------

     (b)     The  following  definition  is  amended  and  restated:

     Insurance  Proceeds:     Proceeds of any Primary Mortgage Insurance Policy,
     -------------------
the Supplemental PMI Policy, any title policy, any hazard insurance policy or any other insurance policy covering a Mortgage Loan or other related Mortgaged Property, including any amounts required to be deposited in the Custodial Account pursuant to Section 4.04, to the extent such proceeds are not to be applied to the restoration of the related Mortgaged Property or released to the Mortgagor in accordance with Accepted Servicing Practices.

     (c) The following are added as the fourth, fifth and sixth paragraphs of Section 4.08:

     "In connection with its activities as servicer, the Company agrees to prepare and present, on behalf of itself and the Purchaser, claims to the Supplemental PMI Insurer with respect to the Supplemental PMI Policy and, in this regard, to take such action as shall be necessary to permit recovery under any Supplemental PMI Policy respecting a defaulted Mortgage Loan. Pursuant to
Section 4.04, any amounts collected by the Company under any Supplemental PMI Policy shall be deposited in the Custodial Account, subject to withdrawal pursuant to Section 4.05.

     In accordance with the Supplemental PMI Policy, the Company shall provide to the Supplemental PMI Insurer any required information regarding the Mortgage Loans.

     The Company shall provide to the [Securities Administrator] on a monthly basis via computer tape, or other mutually acceptable format, the unpaid principal balance, insurer certificate number, lender loan number, and premium due the Supplemental PMI Insurer for each Mortgage Loan covered by the Supplemental PMI Policy. In addition, the Company agrees to forward to the Purchaser and the [Securities Administrator] any statements or other reports given by the Supplemental PMI Insurer to the Servicer in connection with a claim under the Supplemental PMI Policy."

     (d)     Clause  (vi)  of  Section  6.1  is  amended  to  read  as  follows:

     "Company ceases to be approved by either Fannie Mae or FHLMC as a mortgage loan seller or servicer for more than thirty days, or the Company fails to meet the servicer eligibility requirements of the Supplemental PMI Insurer; or"]

     IN WITNESS WHEREOF, the parties hereto have executed this PAAR Agreement as of the day and year first above written.

                                   EMC  MORTGAGE  CORPORATION
                                   Assignor

                                   By:
                                       -------------------------
                                   Name:
                                         -----------------------
                                   Title:
                                          ----------------------


                                   ---------------------------------
                                   Assignee

                                   By:
                                       -------------------------
                                   Name:
                                         -----------------------
                                   Title:
                                          ----------------------


                                   ---------------------------------
                                   Company

                                   By:
                                       -------------------------
                                   Name:
                                         -----------------------
                                   Title:
                                          ----------------------


(page)
                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE
                             ----------------------


(page)
                                  ATTACHMENT 2

                  PURCHASE, WARRANTIES AND SERVICING AGREEMENT
                  --------------------------------------------


(page)
                                    EXHIBIT E
                                    ---------

                              FORM OF TRIAL BALANCE


(page)
                                    EXHIBIT G
                                    ---------

                  REQUEST FOR RELEASE OF DOCUMENTS AND RECEIPT

RE:     Mortgage  Loan  #
                         ------------------------------
BORROWER:
         --------------------------------------------------
PROPERTY:
         --------------------------------------------------


Pursuant to a Purchase, Warranties and Servicing Agreement (the "Agreement") between the Company and the Purchaser, the undersigned hereby certifies that he or she is an officer of the Company requesting release of the documents for the reason specified below. The undersigned further certifies that:

(Check  one  of  the  items  below)

_____ On _________________, the above captioned mortgage loan was paid in full or that the Company has been notified that payment in full has been or will be escrowed. The Company hereby certifies that all amounts with respect to this loan which are required under the Agreement have been or will be deposited in the Custodial Account as required.

_____     The above captioned loan is being repurchased pursuant to the terms of the Agreement. The Company hereby certifies that the repurchase price has been credited to the Custodial Account as required under the Agreement.

_____ The above captioned loan is being placed in foreclosure and the original documents are required to proceed with the foreclosure action. The Company hereby certifies that the documents will be returned to the Purchaser in the event of reinstatement.

_____     Other  (explain)

-------------------------------------------------------
-------------------------------------------------------

All capitalized terms used herein and not defined shall have the meanings assigned to them in the Agreement.

     Based on this certification and the indemnities provided for in the Agreement, please release to the Company all original mortgage documents in your possession relating to this loan.

Dated:
      -----------------

By:
   --------------------------------
     Signature

    -----------------------------------
     Title

Send  documents  to:     ---------------------------------------------

---------------------------------------------

---------------------------------------------

Acknowledgement:

     Purchaser hereby acknowledges that all original documents previously released on the above captioned mortgage loan have been returned and received by the Purchaser.


Dated:
      -----------------

By:
   --------------------------------
     Signature

    -----------------------------------
     Title


(page)
                                    EXHIBIT H
                                    ---------

                        COMPANY'S UNDERWRITING GUIDELINES


(page)
                                    EXHIBIT I


                                   TERM SHEET

     This TERM SHEET (the "Term Sheet") dated _____________, between Cendant Mortgage Corporation, a ________ corporation, located at ____________________________ and Bishop's Gate Residential Mortgage Trust, a Delaware Business Trust (collectively the "Company") and EMC Mortgage Corporation, a Delaware corporation, located at ______________ (the "Purchaser") is made pursuant to the terms and conditions of that certain Purchase, Warranties and Servicing Agreement (the "Agreement") dated as of October 23, 2001, between the Company and the Purchaser, the provisions of which are incorporated herein as if set forth in full herein, as such terms and conditions may be modified or supplemented hereby. All initially capitalized terms used herein unless otherwise defined shall have the meanings ascribed thereto in the Agreement.

     The Purchaser hereby purchases from the Company and the Company hereby sells to the Purchaser, all of the Company's right, title and interest in and to the Mortgage Loans described on the Mortgage Loan Schedule annexed hereto as
Schedule  I,  pursuant  to  and  in accordance with the terms and conditions set
-----------
forth in the Agreement, as same may be supplemented or modified hereby. Hereinafter, the Company shall service the Mortgage Loans for the benefit of the Purchaser and all subsequent transferees of the Mortgage Loans pursuant to and in accordance with the terms and conditions set forth in the Agreement.

1.     Definitions
       -----------

     For purposes of the Mortgage Loans to be sold pursuant to this Term Sheet, the following terms shall have the following meanings:

Aggregate  Principal  Balance
(as  of  the  Cut-Off  Date):
-----------------------------

Closing  Date:                    October  23,  2001
--------------

Custodian:
----------

Cut-off  Date:                    October  18,  2001
--------------

Net  Weighted
Average  Coupon  Rate:
----------------------

Mortgage  Loan:
---------------

Purchase  Price  Percentage:      101.803500%
----------------------------

Servicing  Fee  Rate:
---------------------
Additional  Closing  Conditions:
--------------------------------

In addition to the conditions specified in the Agreement, the obligation of each of the Company and the Purchaser is subject to the fulfillment, on or prior to the applicable Closing Date, of the following additional conditions: [None].

Additional  Loan  Documents:
----------------------------

In addition to the contents of the Mortgage File specified in the Agreement, the following documents shall be delivered with respect to the Mortgage Loans:
[None]

[Additional]  [Modification]  of  Representations  and  Warranties:
-------------------------------------------------------------------

     [In addition to the representations and warranties set forth in the Agreement, as of the date hereof, the Company makes the following additional representations and warranties with respect to the Mortgage Loans: [None]. [Notwithstanding anything to the contrary set forth in the Agreement, with respect to each Mortgage Loan to be sold on the Closing Date, the representation and warranty set forth in Section ______ of the Agreement shall be modified to read as follows:]

     Except as modified herein, Section ______ of the Agreement shall remain in full force and effect as of the date hereof.
(page)
     IN WITNESS WHEREOF, the parties hereto have caused their names to be signed hereto by their respective duly authorized officers as of the date first above written.


                                   CENDANT MORTGAGE CORPORATION

                                   By:
                                       -------------------------
                                   Name:
                                         -----------------------
                                   Title:
                                          ----------------------


                                   EMC  MORTGAGE  CORPORATION


                                   By:
                                       -------------------------
                                   Name:
                                         -----------------------
                                   Title:
                                          ----------------------


                                   BISHOP'S GATE RESIDENTIAL MORTGAGE
                                   TRUST

                                   By:
                                       -------------------------
                                   Name:
                                         -----------------------
                                   Title:
                                          ----------------------


(page)
                                   SCHEDULE I
                                   ----------

                             MORTGAGE LOAN SCHEDULE






                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This is an Assignment, Assumption and Recognition Agreement (this "AAR Agreement") made as of January 31, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset Backed Certificates, Series 2006-AC1 (the "Assignee") and GreenPoint Mortgage Funding, Inc. (the "Company").

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto (the "Assigned Loan Schedule") purchased by the Assignor from the Company and now serviced by Company for Assignor and its successors and assigns pursuant to (a) the Purchase, Warranties and Servicing Agreement, dated as of September 1, 2003, between Assignor and Company, as amended (the "Purchase Agreement") and (b) the term sheet dated September 9, 2005, between Assignor and Company (the "Term Sheet" and together with the Purchase Agreement, the "Agreements") shall be subject to the terms of this AAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                              Assignment and Assumption

     Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest as in, to and under (a) the Assigned Loans and (b) the Purchase Agreement with respect to the Assigned Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title or interest, in, to and under the Purchase Agreement with respect to any mortgage loan other than the Assigned Loans listed on Exhibit A. Notwithstanding anything to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 and Section 3.02 of the Purchase Agreement and in the Term Sheet, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section 3.03 and Section 8.01 of the Purchase Agreement and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. In addition, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under Section 2.09 of the Purchase Agreement. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Purchase Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

                      REPRESENTATIONS, WARRANTIES AND COVENANTS

     1. Assignor warrants and represents to Assignee and Company as of the date hereof:

     (a) Attached hereto as Attachment 2 are true and accurate copies of the Purchase Agreement and the Term Sheet which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignee's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

     (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

     (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

     (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Assignor. This AAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto;

     (i) The Assignor has received from Company, and has delivered to the Assignee, all documents required to be delivered to Assignor by the Company prior to the date hereof pursuant to the Purchase Agreement with respect to the Assigned Loans and has not received, and has not requested from the Company, any additional documents; and

     (j) There is no action, suit, proceeding, investigation or litigation pending or, to Assignor's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignor, would adversely affect Assignor's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignor's ability to perform its obligations under this AAR Agreement.

     2. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

     (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Assigned Loans as trustee on behalf of the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset Backed Certificates, Series 2006-AC1;

     (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This AAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (d) There is no action, suit, proceeding, investigation or litigation pending or, to Assignee's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignee, would adversely affect Assignee's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignee's ability to perform its obligations under this AAR Agreement; and

     (e) Assignee assumes for the benefit of each of the Assignor and the Company all of the rights of the Purchaser under the Purchase Agreement with respect to the Assigned Loans.

     3. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

     (a) Attached hereto as Attachment 2 are true and accurate copies of the Purchase Agreement and the Term Sheet which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

     (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Company. This AAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Company in connection with the execution, delivery or performance by Company of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (e) The Company shall establish a Custodial Account and an Escrow Account under the Purchase Agreement in favor of the Assignee with respect to the Assigned Loans separate from the Custodial Account and Escrow Account previously established under the Purchase Agreement in favor of Assignor;

     (f) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement or in the Term Sheet to be untrue in any material respect; and

     (g) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a material fact necessary to make the statements contained therein not misleading.

     4. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this AAR Agreement or the breach of any covenant or condition contained herein.

                               Recognition of Assignee

     5. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans, and acknowledges that the Assigned Loans will be part of a REMIC, and will service the Assigned Loans in accordance with the Purchase Agreement (as modified by this AAR Agreement) but in no event in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code). It is the intention of Assignor, Company and Assignee that this AAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

     6. Notwithstanding any term hereof to the contrary, the execution and delivery of the AAR Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns Asset Backed Securities I Trust 2006-AC1 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns Asset Backed Securities I Trust 2006-AC1.

     Company shall indemnify and hold harmless the Assignor, each affiliate of the Assignor, Bear Stearns Asset Backed Securities I LLC ("BSABS I"), the Assignee, Bear, Stearns & Co. Inc. (the "Underwriter") and each affiliate of the Underwriter, each Person (including , but not limited to, the Master Servicer) responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, each Person who controls the Assignor, BSABS I, the Assignee or the Underwriter (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing (each, an "Indemnified Party"), and shall hold each of them harmless from and against any losses, claims, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i) (A) any untrue statement of a material fact contained or alleged to be contained in any written information, written report, certification, data, accountants' letter or other material provided under Section 11.18 of the Purchase Agreement by or on behalf of the Assignor, or provided under Section 11.18 of the Purchase Agreement by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (ii) any breach by the Company of its obligations under this section, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Section
               11.18, including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

          (iii) any breach by the Company of a representation or warranty set forth in Section 3.01 of the Purchase Agreement or in a writing furnished pursuant to Section 3.01(q) of the Purchase Agreement and made as of a date prior to the date hereof, to the extent that such breach is not cured by the date hereof, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 3.01(q) of the Purchaser Agreement to the extent made as of a date subsequent to the date hereof; or

          (iv) the negligence bad faith or willful misconduct of the Company in connection with its performance under this Section.

     If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

     In the case of any failure of performance described in Section 11.18 of the Purchase Agreement, the Company shall promptly reimburse the Assignor, BSABS I and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator. \

     This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

                          Modification of Purchase Agreement

     7. The Company and Assignor hereby amend the Purchase Agreement as follows:

     (a)     The  following  definitions  are added to Article I of the Purchase
Agreement:

     Assignee: U.S. Bank National Association, as trustee for the holders of the
     --------
     Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset Backed Certificates, Series 2006-AC1.

     BSABS:  Bear  Stearns  Asset  Backed  Securities  I  LLC.
     -----

     Pooling  and  Servicing  Agreement:  That  certain  pooling  and  servicing
     ----------------------------------
     agreement, dated as of January 1, 2006, among Bear Stearns Asset Backed Securities I LLC, the Trustee, Wells Fargo Bank, National Association, as the master servicer, the Securities Administrator and the Purchaser.

     Securities  Administrator:  Wells  Fargo  Bank,  National  Association.
     -------------------------
     Trustee:  U.S.  Bank National Association, or its successor in interest, or
     -------
     any successor trustee appointed as provided in the Pooling and Servicing Agreement.

     (b) The definition of Business Day is deleted in its entirety and replaced with the following:

     Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal
     ------------
     holiday  in  the  States of California, New York, Maryland or Minnesota, or
     (iii) a day on which banks in the States of California, New York, Maryland or Minnesota are authorized or obligated by law or executive order to be closed. (c) The following is added to the first sentence of the fourth paragraph of Section 4.13 of the Purchase Agreement:

     "; provided, however, that any REO property shall be disposed of by the Company before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO property, unless the Company is otherwise directed by the Assignee."

     (d) Section 11.04 of the Purchase Agreement is deleted in its entirety and replaced with the following:

     Section  11.04      Governing  Law.
                         --------------

          This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations Law) and except to the extent preempted by Federal law and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

                                    Miscellaneous

     8. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this AAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

     (a)  In  the  case  of  Company:
          GreenPoint  Mortgage  Funding,  Inc.
          100  Wood  Hollow  Drive
          Novato,  California  94945
          Attention:  Susan  Davia


          With  a  copy  to:
     (b)  In  the  case  of  Assignor:

          EMC  Mortgage  Corporation
          Mac  Arthur  Ridge  II
          909  Hidden  Ridge  Drive,  Suite  200
          Irving,  Texas  75038
          Attention:  Ralene  Ruyle
          Telecopier  No.:  (972)  444-2810

          with  a  copy  to:
          Bear  Stearns  Mortgage  Capital  Corporation
          383  Madison  Avenue
          New  York,  New  York  10179
          Attention:  Ernie  Calabrese
          Telecopier  No.:  (212)  272-5591

     (c)  In  the  case  of  Assignee:
          U.S.  Bank  National  Association,
          as  Trustee
          One  Federal  Street,  3rd  Floor
          Boston,  MA  02110
          Attention:  Corporate  Trust  Services
          BSABS  I  2006-AC1
          Telecopier  No.:  (617)  603-6638

     9. The Company hereby acknowledges that Wells Fargo Bank, N.A. (the "Master Servicer") has been appointed as the master servicer of the Assigned Loans pursuant to the Pooling and Servicing Agreement, dated as of January 1, 2006, among the Assignor, the Assignee, Bear Stearns Asset Backed Securities I LLC, the Master Servicer and Wells Fargo Bank, National Association as securities administrator, and therefor has the right to enforce all obligations of the Company, as they relate to the Assigned Loans, under the Purchase Agreement. Such right will include, without limitation, the right to terminate the Company under the Purchase Agreement upon the occurrence of an event of default thereunder, the right to receive all remittances required to be made by the Company under the Purchase Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Purchase Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company shall make all distributions under the Purchase Agreement, as they relate to the Assigned Loans, to the Master Servicer by wire transfer of immediately available funds to:

          BSABS  I  2006-AC1  Master  Servicer  Collection  Account
          Wells  Fargo  Bank,  National  Association
          ABA#  121000248
          Account  Name:  SAS  Clearing
          Account  #  3970771416
          For  Further  Credit  to:  BSABS  I  2006-AC1,  Account  #  50892200

     and the Company shall deliver all reports required to be delivered under the Purchase Agreement, as they relate to the Assigned Loans, to the Assignee at the address set forth in Section 8 herein and to the Master Servicer at:

          Wells  Fargo  Bank,  National  Association
          9062  Old  Annapolis  Road
          Columbia,  Maryland  21045
          Attention:  Client  Manager  BSABS  I  2006-AC1

     10. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Purchase Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

     11. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this AAR Agreement.

     12. This AAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     13. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     14. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     15. This AAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Agreements to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Agreements.

     16. This AAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     17. In the event that any provision of this AAR Agreement conflicts with any provision of the Agreements with respect to the Assigned Loans, the terms of this AAR Agreement shall control.


(page)
     IN WITNESS WHEREOF, the parties hereto have executed this AAR Agreement as of the day and year first above written.


                              EMC  MORTGAGE  CORPORATION
                              Assignor

                              By:
                                 -----------------------------------
                              Name:
                                   ---------------------------------
                              Title:
                                    --------------------------------

                              U.S. BANK NATIONAL ASSOCIATION, not individually but solely as Trustee for the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1
                              Assignee

                              By:
                                 -----------------------------------
                              Name:
                                   ---------------------------------
                              Title:
                                    --------------------------------


                              GREENPOINT  MORTGAGE  FUNDING,  INC.
                              Company

                              By:
                                 -----------------------------------
                              Name:
                                   ---------------------------------
                              Title:
                                    --------------------------------

                              Acknowledged  and  Agreed:

                              WELLS  FARGO  BANK,  NATIONAL
                              ASSOCIATION

                              By:
                                 -----------------------------------
                              Name:
                                   ---------------------------------
                              Title:
                                    --------------------------------


(page)
                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE
                             ----------------------

                            (AVAILABLE UPON REQUEST)


(page)
                                  ATTACHMENT 2

                               PURCHASE AGREEMENT
                               ------------------


                                   TERM SHEET
                                   ----------






                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This is an Assignment, Assumption and Recognition Agreement (this "AAR Agreement") made as of January 31, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 (the "Assignee") and HSBC Mortgage Corporation (USA) (the "Company").

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto purchased by the Assignor from the Company and now serviced by Company for Assignor and its successors and assigns pursuant to the Amended and Restated Purchase, Warranties and Servicing Agreement, dated as of September 1, 2005, between Assignor and Company, as amended (the "Purchase Agreement") shall be subject to the terms of this AAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                            ASSIGNMENT AND ASSUMPTION

     Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest as in, to and under (a) the Assigned Loans and (b) the Purchase Agreement with respect to the Assigned Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title or interest, in, to and under the Purchase Agreement with respect to any mortgage loan other than the Assigned Loans listed on Attachment 1. Notwithstanding anything to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 and Section 3.02 of the Purchase Agreement, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section 3.03 and Section 8.01 of the Purchase Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. In addition, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under Section 2.09 of the Purchase Agreement. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Purchase Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     1. Assignor warrants and represents to Assignee and Company as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignor's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

     (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

     (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

     (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Assignor. This AAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto;

     (i) The Assignor has received from Company, and has delivered to the Assignee, all documents required to be delivered to Assignor by the Company prior to the date hereof pursuant to the Purchase Agreement with respect to the Assigned Loans and has not received, and has not requested from the Company, any additional documents; and

     (j) There is no action, suit, proceeding, investigation or litigation pending or, to Assignor's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignor, would adversely affect Assignor's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignor's ability to perform its obligations under this AAR Agreement.

     2. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

     (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Assigned Loans as trustee on behalf of the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1;

     (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This AAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (d) There is no action, suit, proceeding, investigation or litigation pending or, to Assignee's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignee, would adversely affect Assignee's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignee's ability to perform its obligations under this AAR Agreement; and

     (e) Assignee assumes for the benefit of each of the Assignor and the Company all of the rights of the Purchaser under the Purchase Agreement with respect to the Assigned Loans.

     3. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

     (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Company. This AAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Company in connection with the execution, delivery or performance by Company of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (e) The Company shall establish a Custodial Account and an Escrow Account under the Purchase Agreement in favor of the Assignee with respect to the Assigned Loans separate from the Custodial Account and Escrow Account previously established under the Purchase Agreement in favor of Assignor;

     (f) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect; and

     (g) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

     4. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this AAR Agreement or the breach of any covenant or condition contained herein.

                             RECOGNITION OF ASSIGNEE

     5. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans, and acknowledges that the Assigned Loans will be part of a REMIC, and will service the Assigned Loans in accordance with the Purchase Agreement (as modified by this AAR Agreement) but in no event in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code). It is the intention of Assignor, Company and Assignee that this AAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

     6. Notwithstanding any term hereof to the contrary, the execution and delivery of the AAR Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns Asset Backed Securities I Trust 2006-AC1 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns Asset Backed Securities I Trust 2006-AC1.

     Company shall indemnify and hold harmless the Assignor, each affiliate of the Assignor, Bear Stearns Asset Backed Securities I LLC ("BSABS I"), the Assignee, Bear, Stearns & Co. Inc. (the "Underwriter") and each affiliate of the Underwriter, each Person (including, but not limited to, the Master Servicer) responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, each Person who controls the Assignor, BSABS I, the Assignee or the Underwriter (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided in written or electronic form under Amendment Reg AB to the Amended and Restated Purchase, Warranties and Servicing Agreement, dated as of November 7, 2005 by and between the Assignor and the Company (the "Reg AB Amendment") by or on behalf of the Assignor, or provided under the Reg AB Amendment by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (ii) any breach by the Company of its obligations under the Reg AB Amendment, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under the Reg AB Amendment, including any failure by the Company to identify pursuant toSection 2(e)(ii) of the Reg AB Amendment any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

          (iii) any breach by the Company of a representation or warranty set forth in Section 2(a)(i) of the Reg AB Amendment or in a writing furnished pursuant to Section 2(a)(ii) of the Reg AB Amendment and made as of a date prior to the date hereof, to the extent that such breach is not cured by the date hereof, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 2(a)(ii) of the Reg AB Amendment to the extent made as of a date subsequent to the date hereof; or

          (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under the Reg AB Amendment.

     If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

     In the case of any failure of performance described in clause (ii) above, the Company shall promptly reimburse the Assignor, the Underwriter, BSABS I and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

                       MODIFICATION OF PURCHASE AGREEMENT

     7. The Company and Assignor hereby amend the Purchase Agreement as follows:

     (a)     The  following  definitions  are added to Article I of the Purchase
Agreement:

     Assignee: U.S. Bank National Association, as trustee for the holders of the
     --------
     Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1.

     Nonrecoverable Advance: Any advance previously made by the Company pursuant
     ----------------------
     to Section 5.03 or any Servicing Advance which, in the good faith judgment of the Company, may not be ultimately recoverable by the Company from Liquidation Proceeds or otherwise. The determination by the Company that it has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Company delivered to the Purchaser and the Master Servicer and detailing the reasons for such determination.

     Pooling  and  Servicing  Agreement:  That  certain  pooling  and  servicing
     ----------------------------------
     agreement, dated as of January 1, 2006, among BSABS I, the Trustee, Wells Fargo Bank, N.A. as master servicer, the Securities Administrator and EMC Mortgage Corporation.

     BSABS  I:  Bear  Stearns  Asset  Backed  Securities  I  LLC.
     --------

     Securities  Administrator:  Wells  Fargo  Bank,  N.A.
     -------------------------

     Trustee:  U.S.  Bank National Association, or its successor in interest, or
     -------
     any successor trustee appointed as provided in the Pooling and Servicing Agreement.

     (b) The definition of Business Day is deleted in its entirety and replaced with the following:

     Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal
     ------------
     holiday in the States of New York, Maryland or Minnesota, or (iii) a day on which banks in the States of New York, Maryland or Minnesota are authorized or obligated by law or executive order to be closed.

     (c) Section 3.02(nn) is deleted in its entirety and replaced with the following:

     "(nn) The Mortgagor has not notified the Company, and the Company has no knowledge of any relief requested or allowed to the Mortgagor under the Servicemembers Civil Relief Act;"

     (d) The following is added to the second sentence of the third paragraph of Section 4.13 of the Purchase Agreement:

     "; provided, however, that any REO property shall be disposed of by the Company before the close of the third taxable year following the taxable year in which the Mortgage Loan became an REO property, unless the Company is otherwise directed by the Assignee."

     (e)     The  following  is  added  as  Subsection  4.05(ix) of the Purchase
Agreement:

     "(ix)  to  reimburse  itself  for  any  Nonrecoverable  Advances;"

     (f) Section 11.04 of the Purchase Agreement is deleted in its entirety and replaced with the following:

     Section  11.04      Governing  Law.
                         --------------

          This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations Law) and except to the extent preempted by Federal law and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

                                 MISCELLANEOUS

     8. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this AAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

     (a)       In the case of Company:
               HSBC MORTGAGE CORPORATION (USA)
               Michael T Stilb/Senior Vice President
               2929 Walden Avenue
               Depew, New York 14042

     (b)       In the case of Assignor:

               EMC Mortgage Corporation
               Mac Arthur Ridge II
               909 Hidden Ridge Drive, Suite 200
               Irving, Texas 75038
               Attention:  Ralene Ruyle
               Telecopier No.:  (972) 444-2810

               with a copy  to:
               Bear Stearns Mortgage Capital Corporation
               383 Madison Avenue
               New York, New York 10179
               Attention: Ernie Calabrese
               Telecopier No.:  (212) 272-5591

     (c)       In the case of Assignee:
               U.S. Bank National Association,
               as Trustee
               One Federal Street, 3rd Floor
               Boston, Massachusetts 02110
               Attention: Corporate Trust Services - BSABS I 2006-AC1 Telecopier No.: (617) 603-6638

     9. The Company hereby acknowledges that Wells Fargo Bank, N.A. (the "Master Servicer") has been appointed as the master servicer of the Assigned Loans pursuant to the Pooling and Servicing Agreement, dated as of January 1, 2006, among the Assignor, the Assignee, Bear Stearns Asset Backed Securities I LLC and the Master Servicer, and therefor has the right to enforce all obligations of the Company, as they relate to the Assigned Loans, under the Purchase Agreement. Such right will include, without limitation, the right to terminate the Company under the Purchase Agreement upon the occurrence of an event of default thereunder, the right to receive all remittances required to be made by the Company under the Purchase Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Purchase Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company shall make all distributions under the Purchase Agreement, as they relate to the Assigned Loans, to the Master Servicer by wire transfer of immediately available funds to:

               BSABS I 2006-AC1 Master Servicer Collection Account
               Wells Fargo Bank, N.A.
               ABA# 121000248
               Account Name: SAS Clearing
               Account # 3970771416
               For Further Credit to: BSABS I 2006-AC1, Account # 50892200

     and the Company shall deliver all reports required to be delivered under the Purchase Agreement, as they relate to the Assigned Loans, to the Assignee at the address set forth in Section 8 herein and to the Master Servicer at:

               Wells Fargo Bank, N.A.
               9062 Old Annapolis Road
               Columbia, Maryland 21045
               Attention: Client Manager BSABS I 2006-AC1

     10. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Purchase Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

     11. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this AAR Agreement.

     12. This AAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     13. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     14. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     15. This AAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

     16. This AAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     17. In the event that any provision of this AAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this AAR Agreement shall control.


(page)
     IN WITNESS WHEREOF, the parties hereto have executed this AAR Agreement as of the day and year first above written.


                                        EMC MORTGAGE CORPORATION
                                        Assignor

                                        By:
                                           --------------------------------
                                        Name:
                                             ------------------------------
                                        Title:
                                              -----------------------------

                                        U.S. BANK NATIONAL ASSOCIATION, not
                                        individually but solely as Trustee for
                                        the Bear Stearns Asset Backed Securities
                                        I Trust 2006-AC1, Asset-Backed
                                        Certificates, Series 2006-AC1 Assignee

                                        By:
                                           --------------------------------
                                        Name:
                                             ------------------------------
                                        Title:
                                              -----------------------------

                                        HSBC MORTGAGE CORPORATION
                                        (USA)
                                        Company

                                        By:
                                           --------------------------------
                                        Name:
                                             ------------------------------
                                        Title:
                                              -----------------------------

                                        Acknowledged and Agreed:

                                        WELLS FARGO BANK, N.A.

                                        By:
                                           --------------------------------
                                        Name:
                                             ------------------------------
                                        Title:
                                              -----------------------------


(page)
                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE
                             ----------------------


                            (AVAILABLE UPON REQUEST)


(page)
                                  ATTACHMENT 2

                               PURCHASE AGREEMENT
                               ------------------


                            (AVAILABLE UPON REQUEST)








                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     THIS ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT (the "Assignment and Assumption Agreement"), dated as of January 31, 2006, by EMC Mortgage Corporation, a Delaware corporation (the "Assignor"), U.S. Bank National
Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 (the "Assignee") and Wells Fargo Bank, N.A. (the "Company").

     Whereas  the  Assignor purchased certain mortgage loans listed on Exhibit A
                                                                       ---------
attached hereto (the "Mortgage Loans") from the Company pursuant to that certain
(i) Master Mortgage Loan Purchase Agreement dated as of October 1, 2004 (the "Mortgage Loan Purchase Agreement"), by and between the Company and the Assignor, (ii) Assignment and Conveyance Agreement dated as of December 23, 2004 between the Company and the Assignor (the "December Assignment and Conveyance Agreement"), and (iii) Assignment and Conveyance Agreement dated as of September 29, 2005 between the Company and the Assignor (the "September Assignment and Conveyance Agreement" and together with the December Assignment and Conveyance Agreement, the "Assignment and Conveyance Agreement");

     Whereas the Assignor and the Company entered into that certain Master Seller's Warranties and Servicing Agreement dated as of October 1, 2004, as amended pursuant to which the Mortgage Loans have been serviced by the Company prior to the date hereof; and

     Whereas the Assignor and the Company entered into that certain Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005 (the "Warranties and Servicing Agreement" or the "Agreement"), pursuant to which the Company hereby agrees to service the Mortgage Loans.

     In consideration of the mutual promises and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Mortgage Loans now serviced by the Company for the Assignor and its successors and assigns pursuant to the Warranties and Servicing Agreement shall be subject to the terms of this Assignment and Assumption Agreement. Capitalized terms used herein but not otherwise defined shall have the meanings assigned to them in the Warranties and Servicing Agreement.

Assignment  and  Assumption
---------------------------

     1. Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest in, to and under (a) the Mortgage Loans and (b) the Warranties and Servicing Agreement with respect to the Mortgage Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title and interest, to and under the Warranties and Servicing Agreement with respect to any mortgage loan other than the Mortgage Loans listed on Exhibit A. Notwithstanding anything
                                             ---------
to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 and Section 3.02 of the Warranties and Servicing Agreement, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section
3.03 of the Warranties and Servicing Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Warranties and Servicing Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

     With regards to the Mortgage Loans listed on Exhibit A-1 (the "Purchased Servicing Rights Loans"), a breach of the representations and warranties contained in Section 3.01 of the Warranties and Servicing Agreement shall constitute termination of the Company as servicer as provided for in Section
11.01  of  the  Warranties  and  Servicing  Agreement.

Representations  Warranties  and  Covenants
-------------------------------------------

     2. The Assignor warrants and represents to, and covenants with, the Assignee that as of the date hereof:

          (a)  Attached  hereto as Exhibit B are true and accurate copies of the
                                   ---------
               Warranties and Servicing Agreement and Assignment and Conveyance Agreement, which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, further amended or modified in any respect, nor has any notice of termination been given thereunder;

          (b) The Assignor is the lawful owner of the Mortgage Loans with full right to transfer the Mortgage Loans and any and all of its interests, rights and obligations under the Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Mortgage Loans to the Assignee as contemplated herein, Assignee shall have good title to each and every Mortgage Loan, as well as any and all of the Assignee's interests, rights and obligations under the Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear of any and all liens, claims and encumbrances;

          (c) There are no offsets, counterclaims or other defenses available to the Company with respect to the Mortgage Loans or the Warranties and Servicing Agreement;

          (d) The Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Mortgage Loan;

          (e) The Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Mortgage Loans;

          (f) The Assignor has full corporate power and authority to execute, deliver and perform its obligations under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by the Assignor of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of the Assignor. This Assignment and Assumption Agreement has been duly executed and delivered by the Assignor and, upon the due authorization, execution and delivery by the Assignee and the Company, will constitute the valid and legally binding obligation of the Assignor enforceable against the Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignor in connection with the execution, delivery or performance by the Assignor of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans or any interest in the Mortgage Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, or any interest in the Mortgage Loans or otherwise approached or negotiated with respect to the Mortgage Loans, or any interest in the Mortgage Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto; and

          (h) The Assignor has received from the Company, and has delivered to the Assignee, all documents required to be delivered to the Assignor by the Company prior to the date hereof pursuant to the Warranties and Servicing Agreement with respect to the Mortgage
               Loans and has not received, and has not requested from the Company, any additional documents.

     3. The Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

          (a) The Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Mortgage Loans on behalf of the holders of Bear Stearns Asset Backed Certificates I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1;

          (b) The Assignee has full corporate power and authority to execute, deliver and perform under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Assignee or its property is subject. The execution, delivery and performance by the Assignee of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of the Assignee. This Assignment and Assumption Agreement has been duly executed and delivered by the Assignee and, upon the due authorization, execution and delivery by the Assignor and the Company, will constitute the valid and legally binding obligation of Assignee enforceable against the Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

          (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignee in connection with the execution, delivery or performance by the Assignee of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby; and

          (d) The Assignee assumes all of the rights of the Purchaser under the Warranties and Servicing Agreement with respect to the Mortgage Loans other than the right to enforce the obligations of the Company under the Warranties and Servicing Agreement.

     4. The Company warrants and represents to, and covenants with, the Assignor and the Assignee as of the date hereof:

          (a)  Attached  hereto as Exhibit B are true and accurate copies of the
                                   ---------
               Warranties and Servicing Agreement and Assignment and Conveyance Agreement, which agreements are in full force and effect as of the date hereof and the provisions of which have not been waived, further amended or modified in any respect, nor has any notice of termination been given thereunder;

          (b) The Company is a national banking association duly organized, validly existing and in good standing under the laws of the United States, and has all requisite power and authority to service the Mortgage Loans and otherwise to perform its obligations under the Warranties and Servicing Agreement;

          (c) The Company has full power and authority to execute, deliver and perform its obligations under this Assignment and Assumption Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this Assignment and Assumption Agreement is in the ordinary course of the Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which the Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Company or its property is subject. The execution, delivery and performance by the Company of this Assignment and Assumption Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary action on part of the Company. This Assignment and Assumption Agreement has been duly executed and delivered by the Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against the Company in accordance with its terms except as enforceability may be limited by the effect of insolvency, liquidation, conservatorship and other similar laws administered by the Federal Deposit Insurance Corporation affecting the enforcement of contract obligations of insured banks and subject to the application of the rules of equity;

          (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Company in connection with the execution, delivery or performance by the Company of this Assignment and Assumption Agreement, or the consummation by it of the transactions contemplated hereby;

          (e) The Company shall establish a Custodial Account and an Escrow Account under the Warranties and Servicing Agreement in favor of the Assignee with respect to the Mortgage Loans separate from the Custodial Account and Escrow Account previously established under the Warranties and Servicing Agreement in favor of Assignor; and

          (f) Pursuant to Section 9.01 of the Warranties and Servicing Agreement, the Company hereby restates the representations and warranties set forth in Section 3.01 of the Warranties and Servicing Agreement with respect to the Company as of the date hereof.

     5. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this Assignment and Assumption Agreement or the breach of any covenant or condition contained herein.

     6. The Company hereby acknowledges that Wells Fargo Bank, N.A. and any successor thereto (the "Master Servicer"), has been appointed as master servicer of the Mortgage Loans pursuant to the Pooling and Servicing Agreement dated as of January 1, 2006 the "Pooling and Servicing Agreement"), among Bear Stearns Asset Backed Securities I LLC, the Assignor, the Assignee and the Master Servicer, and therefore has the right to enforce all obligations of the Company under the Warranties and Servicing Agreement. Such right will include, without limitation, the right to receive all remittances required to be made by the Company under the Warranties and Servicing Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Warranties and Servicing Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company hereby acknowledges that the Master Servicer shall be obligated to notify the Assignee in accordance with the Pooling and Servicing Agreement upon the discovery of an event of default by the Company of its obligations under the Warranties and Servicing Agreement and the Assignee shall have the right to terminate the Company as servicer under the Warranties and Servicing Agreement upon the occurrence of such an event of default.

     7. Notwithstanding any term hereof to the contrary, the execution and delivery of this Assignment and Assumption Agreement by the Assignee is solely in its capacity as trustee for Bear Steans Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this Assignment and Assumption Agreement shall be limited solely to the assets it may hold as trustee of Bear Steans Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1.

Recognition  of  Assignee
-------------------------

     8. From and after the date hereof, Company shall recognize Assignee as owner of the Mortgage Loans and will service the Mortgage Loans for Assignee as if Assignee and Company had entered into a separate servicing agreement for the servicing of the Mortgage Loans in the form of the Warranties and Servicing Agreement (as modified herein), the terms of which are incorporated herein by reference. Notwithstanding anything to the contrary contained herein or in the Warranties and Servicing Agreement, Company acknowledges that the Mortgage Loans will be part of a REMIC and hereby agrees that in no event will it service the Mortgage Loans in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in
Section 860G(d) of the Code). It is the intention of Assignor, Company and Assignee that this Assignment and Assumption Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Warranties and Servicing Agreement which amendment, modification, waiver or other alteration would in any way affect the Mortgage Loans without the prior written consent of Assignee.

Modification  ofthe  Warranties  and  ServicingAgreement
--------------------------------------------------------

     9. The Company and Assignor hereby amend the Warranties and Servicing Agreement as follows:

     (a) The following definitions shall be added to Article I of the Warranties and Servicing Agreement:

     Assignee:  U.S.  Bank National Association, as trustee for the holders
     --------
     of Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset Backed Certificates, Series 2006-AC1.

     Master  Servicer:  With respect to any Securitization Transaction, the
     ----------------
     "master servicer," if any, identified in the related transaction documents.

     Nonrecoverable  Advance:  Any  advance  previously made by the Company
     -----------------------
     pursuant to Section 5.03 or any Servicing Advance which, in the good faith judgment of the Company, may not be ultimately recoverable by the Company from Liquidation Proceeds or otherwise. The determination by the Company that it has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Company delivered to the Purchaser and the Master Servicer and detailing the reasons for such determination.

     Prepayment  Charge:  Any prepayment premium, penalty or charge payable
     ----------
     by a Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

     Securities  Administrator:  With  respect  to  any  Securitization
     -------------------------
     Transaction, the "securities administrator," if any, identified in the related transaction documents.

     SEC:  The  Securities  and  Exchange  Commission.
     ---

     Trustee:  U.S.  Bank  National  Association.
     -------

     (b) The definition of Principal Prepayment in Article I of the Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan which is received in advance of its scheduled Due Date, including any Prepayment Charge and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     (c) The definition of "Qualified Depository" in the Warranties and Servicing Agreement shall be modified by deleting the word "A-1" and replacing it with the word "A-1+".

     (d) Article III of the Agreement is hereby amended effective as of the date hereof by deleting Section 3.01(l) in its entirety and replacing it with the following:

          (l)     No  Material  Change.
                  --------------------

               There has been no material adverse change in the servicing policies and procedures, business, operations, financial condition or assets of the Company since the date of the Company's most recent financial statements that would have a material adverse effect on its ability to perform its obligations under this Agreement;

     (e) Article IV of the Agreement is hereby amended effective as of the date hereof by adding the following paragraph to Section 4.03:

          The Company shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Company, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Company is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Purchaser by the Remittance Date.

     (f) The following is added as Subsection 4.05(x) of the Warranties and Servicing Agreement:

          "(x)  to  reimburse  itself  for  any  Nonrecoverable  Advances;"

     (g)     Article  IV of the Agreement is hereby amended by replacing Section
4.25  with  the  following:

     The Company shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (a) of this Section 4.25. The Company shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Company as servicer under this Agreement or any Reconstitution Agreement unless the Company complies with the provisions of paragraph (b) of this Section 4.25.

     (a) It shall not be necessary for the Company to seek the consent of the Purchaser, ANY Master Servicer or any Depositor to the utilization of
                      ---
     any Subservicer. The Company shall cause any Subservicer used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section 4.25 and with Sections 6.04, 6.06, 9.01(e)(iii), 9.01(e)(v), 9.01(e)(vi), 9.01(e)(vii),
     9.01(e)(viii) and 9.01(f) of this Agreement to the same extent as if such Subservicer were the Company, and to provide the information required with respect to such Subservicer under Section 9.01(e)(iv) of this Agreement. The Company shall be responsible for obtaining from each Subservicer and delivering to the Purchaser and any Depositor any servicer compliance statement required to be delivered by such Subservicer under Section 6.04 and any assessment of compliance and attestation required to be delivered by such Subservicer under Section 6.06 and any certification required to be delivered to the Person that will be responsible for signing the Sarbanes Certification under Section 6.06 as and when required to be delivered.

     (b) It shall not be necessary for the Company to seek the consent of the Purchaser, any Master Servicer or any Depositor to the utilization of any Subcontractor. The Company shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Purchaser, such Depositor and such Master Servicer) of the role and function of each Subcontractor utilized by the Company or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

     As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Company shall cause any such Subcontractor used by the Company (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.06 and 9.01(f) of this Agreement to the same extent as if such Subcontractor were the Company. The Company shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any assessment of compliance and attestation and the other certifications required to be delivered by such Subservicer and such Subcontractor under Section 6.06, in each case as and when required to be delivered.

     (h) Article V of the Agreement is hereby amended effective as of the date hereof by deleting Section 5.02 in its entirety and replacing it with the following:

     Section  5.02     Statements  to  the  Purchaser.
                       ------------------------------

No later than the tenth (10th) calendar day (or if such tenth (10th) day is not a Business Day, the first Business Day immediately preceding such tenth (10th day) of each month, the Company shall furnish to the Master Servicer an electronic file containing the data specified in Exhibit I, which data shall
                                                     ---------
reflect information as to the period ending on the last day of the preceding month, Exhibit J with respect to defaulted mortgage loans and Exhibit M, with
        ----------                                               ---------
respect  to  realized  losses  and  gains,  with  each  such  report.

     (i) Section 6.04 (Annual Statements as to Compliance) is hereby amended as follows:

          (1)     delete  paragraph  (i)  in  its  entirety;

          (2) delete the reference to "(ii)" at the beginning of the section paragraph; and

          (3) Delete the references to "the Purchaser and any Depositor" and replace each with "the Master Servicer".

     (j)     Section  6.05  (Annual  Independent  Public  Accountants' Servicing
Report)  is  deleted  in  its  entirety.

     (k) Section 6.06 (Report on Assessment of Compliance and Attestation) is hereby amended by replacing the references to "the Purchaser and any Depositor" with "the Master Servicer" and "the Purchaser and such Depositor" with "the Master Servicer".

     (l) Section 6.07(ii) is hereby amended by replacing the references to "Purchaser or Depositor" with "Purchaser, any Master Servicer or any Depositor."

     (m) The following are added as the second, third and fourth paragraphs of Section 6.09 of the Warranties and Servicing Agreement:

          "Notwithstanding anything in this Agreement to the contrary, the Company (a) shall not permit any modification with respect to any Mortgage Loan that would change the Mortgage Interest Rate and (b) shall not (unless the Mortgagor is in default with respect to the Mortgage Loan or such default is, in the judgment of the Company, reasonably foreseeable) make or permit any modification, waiver or amendment of any term of any Mortgage Loan that would both effect an exchange or reissuance of such Mortgage Loan under Section 1001 of the Code (or Treasury regulations promulgated thereunder).

          Prior to taking any action with respect to the Mortgage Loans which is not contemplated under the terms of this Agreement, the Company will obtain an Opinion of Counsel reasonably acceptable to the Securities Administrator with a copy to the Trustee with respect to whether such action could result in the imposition of a tax upon the REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
     Code) (either such event, an "Adverse REMIC Event"), and the Company shall not take any such action or cause the Trust Fund to take any such action as to which it has been advised that an Adverse REMIC Event could occur.

          The Company shall not permit the creation of any "interests" (within the meaning of Section 860G of the Code) in the REMIC. The Company shall not enter into any arrangement by which the REMIC will receive a fee or other compensation for services nor permit the REMIC to receive any income from assets other than "qualified mortgages" as defined in Section
     860G(a)(3)  of  the  Code  or "permitted investments" as defined in Section
     860G(a)(5)  of  the  Code."

     (n) Article IX of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing Section 9.01(e)(iv) with the following:

     (iv) For the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, the Company shall (or shall cause each Subservicer and Third-Party Originator to) (1) provide prompt notice to the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings involving the Company, any Subservicer or any Third-Party Originator, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between the Company, any Subservicer or any Third-Party Originator and any of the parties specified in Section 9.01(e)(i)(D) (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of the Company, and (E) the Company's entry into an agreement with a Subservicer to perform or assist in the performance of any of the Company's obligations under this Agreement or any Reconstitution Agreement, and (2) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships.

          All notification pursuant to this Section 9.01(e)(iv), other than those pursuant to Section 9.01(e)(iv)(A), should be sent to:

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     With  a  copy  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     Notifications  pursuant  to  Section  9.01(e)(iv)(A)  should  be  sent  to:

     EMC  Mortgage  Corporation
     Two  Mac  Arthur  Ridge
     909  Hidden  Ridge  Drive,  Suite  200
     Irving,  TX  75038
     Attention:  Associate  General  Counsel  for  Loan  Administration
     Facsimile:  (972)  831-2555

     With  copies  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     (o) Section 9.01(e)(v) of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof, by replacing the references to "the Purchaser and any Depositor" with "the Purchaser, the Master Servicer and any Depositor" and "the Purchaser and such Depositor" with "the Purchaser, the Master Servicer and such Depositor".

     (p) The third paragraph of Section 9.01 of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing such section with the following:

          The Purchaser and the Company acknowledge and agree that the purpose of Section 9.01(e) is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. Although Regulation AB is applicable by its terms only to offerings of asset-backed securities that are registered under the Securities Act, the Company acknowledges that investors in privately offered securities may require that the Purchaser or any Depositor provide comparable disclosure in unregistered offerings. References in this Agreement to compliance with Regulation AB include provision of comparable disclosure in private offerings.

          Neither the Purchaser, the Master Servicer nor any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder (or the provision in a private offering of disclosure comparable to that required under the Securities
     Act). The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser, the Master Servicer or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Securitization Transaction, the Company shall cooperate fully with the Purchaser and any Master Servicer to deliver to the Purchaser (including any of its assignees or designees), any Master
     Servicer and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser, the Master Servicer or any Depositor to permit the Purchaser, such Master Servicer or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to the Company, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

          The Purchaser (including any of its assignees or designees) shall cooperate with the Company by providing timely notice of requests for information under these provisions and by reasonably limiting such requests to information required, in the Purchaser's reasonable judgment, to comply with Regulation AB.

     (q) Section 9.01(e)(vii) of the Warranties and Servicing Agreement is hereby amended effective as of the date hereof by replacing such section with the following:

          (vii) In addition to such information as the Company, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten (10) days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by the Company or any Subservicer, the Company or such Subservicer, as applicable, shall, to the extent the Company or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

               (A) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

               (B) material breaches of pool asset representations or warranties or transaction covenants (Item 1121(a)(12) of Regulation AB); and

               (C) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB).

     (r) Article IX of the Agreement is hereby amended effective as of the date hereof by inserting the following new Section 9.01(e)(viii) as follows:

          (viii) The Company shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to the Company or any Subservicer or the Company or such Subservicer's performance hereunder.

     (s) Article IX of the Agreement is hereby amended effective as of the date hereof by inserting the following after Section 9.01(e)(iii)(H) in its entirety as follows:

          (I) a description of any material legal or governmental proceedings pending (or known to be contemplated) against the Servicer; and

          (J) a description of any affiliation or relationship between the Servicer and any of the following parties to a Securitization Transaction, as such parties are identified to the Servicer by the Purchaser or any Depositor in writing in advance of such Securitization Transaction:

               (1)  the  sponsor;
               (2)  the  depositor;
               (3)  the  issuing  entity;
               (4)  any  servicer;
               (5)  any  trustee;
               (6)  any  originator;
               (7)  any  significant  obligor;
               (8)  any  enhancement  or  support  provider;  and
               (9)  any  other  material  transaction  party.

     (t) Article IX of this Agreement is hereby amended by replacing Section 9.01(f) with the following:

     (f) the Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Securitization Transaction; each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i)  (A)     any  untrue  statement  of  a  material fact contained or
               alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under Sections 9.01(c) and (e) by or on behalf of the Company, or provided under Sections 9.01(c) and (e) by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (ii) any breach by the Company of its obligations under this Section 9.01(f), including any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under Sections 9.01(c) and (e), including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB; or

         (iii) any breach by the Company of a representation or warranty set forth in Section 9.01(e)(iv)(A) or in a writing furnished pursuant to Section 9.01(e)(iv)(B) and made as of a date prior to the closing date of the related Securitization Transaction, to the extent that such breach is not cured by such closing date, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 9.01(e)(iv)(B) to the extent made as of a date subsequent to such closing date.

          (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under this Section.

               If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party ins such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

               In the case of any failure of performance described in sub-clause
               (ii) of this Section 9.01(f), the Company shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

          THIS INDEMNIFICATION SHALL SURVIVE THE TERMINATION OF THIS AGREEMENT OR THE TERMINATION OF ANY PARTY TO THIS AGREEMENT.

     (u) Article X of the Agreement is hereby amended effective as of the date hereof by adding the following at the end of the last paragraph of Section 10.01:

          If the Company is terminated pursuant to this Section 10.01, the Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of the Company as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

     (v) The first sentence of Section 12.03 of the Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

          Section  12.03      Governing  Law.
                              ---------------

          This Agreement shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations Law) and except to the extent preempted by Federal law and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     (w) A new Section 12.12 (Third Party Beneficiary) is hereby added to the Warranties and Servicing Agreement.

          Section  12.12     Third  Party  Beneficiary.
                             --------------------------

          For Purposes of this Agreement, each Master Servicer shall be considered a third party beneficiary to this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

          The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit I, a copy of which is annexed hereto as Exhibit C.

     (x) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit J, a copy of which is annexed hereto as Exhibit D.

     (y) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit K, a copy of which is annexed hereto as Exhibit E.

     (z) The Warranties and Servicing Agreement is hereby amended as of the date hereof by inserting a new Exhibit D, a copy of which is annexed hereto as Exhibit F.


     10. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Purchase Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

     11. Distributions shall be made by wire transfer of immediately available funds to:

          Bear Stearns BSABS I 2006-AC1 Master Servicer Collection Account Wells Fargo Bank, N.A.
          ABA# 121000248
          Account Name: SAS Clearing
          Account # 3970771416
          For Further Credit to: BSABS I 2006-AC1, A/C# 50892200

and the Company shall deliver all reports required to be delivered under the Warranties and Servicing Agreement to the Master Servicer at:

          Wells Fargo Bank, N.A.
          9062 Old Annapolis Road
          Columbia, Maryland 21045
          Attention: Client Manager BSABS I 2006-AC1
          Telecopier No.: (410) 715-2380

     12.     Notices:

     The Assignor's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          EMC  Mortgage  Corporation
          Mac  Arthur  Ridge  Illinois
          909  Hidden  Ridge  Drive,  Suite  200
          Irving,  Texas  75038
          Attention:  Ralene  Ruyle,  President


          With  a  copy  to:

          Bear Stearns Mortgage Capital Corporation
          383 Madison Avenue
          New York, New York 10179
          Attention: Ernie Calabrese


     The Assignee's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          U.S.  Bank  National  Association,
          as  trustee
          One  Federal  Street,  3rd  Floor
          Boston,  MA  02110
          Attention: Corporate Trust Services
          BSABS I 2006-AC1
          Telecopy: (617) 603-6413

     The Company's address for purposes of all notices and correspondence related to the Mortgage Loans and this Assignment and Assumption Agreement is:

          Wells  Fargo  Bank,  N.A.
          1 Home Campus
          MAC X2401-042
          Des Moines, Iowa 50328-0001
          Attention:  John  B.  Brown


          With  a  copy  to:

          Wells  Fargo  Bank,  N.A.
          1  Home  Campus
          Des  Moines,  Iowa  50328-0001
          Attention:  General  Counsel  -  MAC  X2401-06T

Miscellaneous:
--------------

     13. Each party will pay any commissions it has incurred and the Assignor shall pay the fees of its attorneys and the reasonable fees of the attorneys of the Assignee and the Company in connection with the negotiations for, documenting of and closing of the transactions contemplated by this Assignment and Assumption Agreement.

     14. This Assignment and Assumption Agreement shall be construed in accordance with the laws of the State of New York, including Sections 5-1401 and 5-1402 of the New General Obligations Law, but otherwise without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     15. No term or provision of this Assignment and Assumption Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     16. This Assignment and Assumption Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     17. This Assignment and Assumption Agreement shall survive the conveyance of the Mortgage Loans and the assignment of the Warranties and Servicing Agreement to the extent of the Mortgage Loans by Assignor to Assignee and the termination of the Warranties and Servicing Agreement.

     18. This Assignment and Assumption Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     19. In the event that any provision of this Assignment and Assumption Agreement conflicts with any provision of the Warranties and Servicing Agreement with respect to the Mortgage Loans, the terms of this Assignment and Assumption Agreement shall control.

     20. Any new loan number assigned to a Mortgage Loan by the Assignee shall be provided to the Company at the following address: Wells Fargo Bank, N.A., 1 Home Campus, MAC X2401-042, Des Moines, Iowa 50328-0001 Attention: John
B. Brown. In addition, if Assignee has changed its document custodian from the previous custodian, such new custodian's name, address and contact information shall be provided to the Company at the aforementioned address.


(page)
     IN WITNESS WHEREOF, the parties have caused this Assignment and Assumption Agreement to be executed by their duly authorized officers as of the date first above written.


                              U.S. BANK NATIONAL ASSOCIATION, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, 2006-AC1

                              By:
                                 -----------------------------------
                              Name:
                                 -----------------------------------
                              Title:
                                    --------------------------------


                              EMC  MORTGAGE  CORPORATION

                              By:
                                 -----------------------------------
                              Name:
                                 -----------------------------------
                              Title:
                                    --------------------------------


                              WELLS FARGO BANK, N.A.,
                              as Company

                              By:
                                 -----------------------------------
                              Name:
                                 -----------------------------------
                              Title:
                                    --------------------------------


Acknowledged  and  Agreed

WELLS FARGO BANK, N.A.,
as Master Servicer

By:
   --------------------------------
Name:
     ------------------------------
Title:
      -----------------------------


(page)
                                    Exhibit A
                                    ---------

                                 Mortgage Loans


                             [PROVIDED UPON REQUEST]


(page)
                                    Exhibit A
                                    ---------

                        Purchased Servicing Rights Loans


                             [PROVIDED UPON REQUEST]


(page)
                                    Exhibit B
                                    ---------


Master Mortgage Loan Purchase Agreement, dated as of October 1, 2004 by and between Wells Fargo and EMC;

Assignment and Conveyance Agreement, dated as of December 23, 2004 by and between Wells Fargo and EMC.

Assignment and Conveyance Agreement, dated as of September 29, 2005 by and between Wells Fargo and EMC.

Amended and Restated Master Seller's Warranties and Servicing Agreement dated as of November 1, 2005, between the Wells Fargo and EMC

                             [PROVIDED UPON REQUEST]


(page)

                                                            Exhibit C

                                                            EXHIBIT I
                                                            ---------


                                                 REPORTING DATA FOR MONTHLY REPORT

                                              STANDARD  FILE LAYOUT - MASTER SERVICING

--------------------------------------------------------------------------------------------------------------------------------
COLUMN NAME                                  DESCRIPTION                        DECIMAL           FORMAT COMMENT            MAX
                                                                                                                           SIZE
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SER_INVESTOR_NBR        A value assigned by the Servicer to define a group               Text up to 10 digits                20
                        of loans.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
LOAN_NBR                A unique identifier assigned to each loan by the                 Text up to 10 digits                10
                        investor.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SERVICER_LOAN_NBR       A unique number assigned to a loan by the Servicer.              Text up to 10 digits                10
                        This may be different than the LOAN_NBR.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
BORROWER_NAME           The borrower name as received in the file.  It is not            Maximum length of 30 (Last,         30
                        separated by first and last name.                                First)
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SCHED_PAY_AMT           Scheduled monthly principal and scheduled interest         2     No commas(,) or dollar signs ($)    11
                        payment that a borrower is expected to pay, P&I
                        constant.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
NOTE_INT_RATE           The loan interest rate as reported by the Servicer.        4     Max length of 6                      6
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
NET_INT_RATE            The loan gross interest rate less the service fee rate     4     Max length of 6                      6
                        as reported by the Servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SERV_FEE_RATE           The servicer's fee rate for a loan as reported by the      4     Max length of 6                      6
                        Servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SERV_FEE_AMT            The servicer's fee amount for a loan as reported by        2     No commas(,) or dollar signs ($)    11
                        the Servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
NEW_PAY_AMT             The new loan payment amount as reported by the             2     No commas(,) or dollar signs ($)    11
                        Servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
NEW_LOAN_RATE           The new loan rate as reported by the Servicer.             4     Max length of 6                      6
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
ARM_INDEX_RATE          The index the Servicer is using to calculate a             4     Max length of 6                      6
                        forecasted rate.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
ACTL_BEG_PRIN_BAL       The borrower's actual principal balance at the             2     No commas(,) or dollar signs ($)    11
                        beginning of the processing cycle.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
ACTL_END_PRIN_BAL       The borrower's actual principal balance at the end of      2     No commas(,) or dollar signs ($)    11
                        the processing cycle.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
BORR_NEXT_PAY_DUE_DATE  The date at the end of processing cycle that the                 MM/DD/YYYY                          10
                        borrower's next payment is due to the Servicer, as
                        reported by Servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SERV_CURT_AMT_1         The first curtailment amount to be applied.                2     No commas(,) or dollar signs ($)    11
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SERV_CURT_DATE_1        The curtailment date associated with the first                   MM/DD/YYYY                          10
                        curtailment amount.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
CURT_ADJ_ AMT_1         The curtailment interest on the first curtailment          2     No commas(,) or dollar signs ($)    11
                        amount, if applicable.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SERV_CURT_AMT_2         The second curtailment amount to be applied.               2     No commas(,) or dollar signs ($)    11
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SERV_CURT_DATE_2        The curtailment date associated with the second                  MM/DD/YYYY                          10
                        curtailment amount.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
CURT_ADJ_ AMT_2         The curtailment interest on the second curtailment         2     No commas(,) or dollar signs ($)    11
                        amount, if applicable.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SERV_CURT_AMT_3         The third curtailment amount to be applied.                2     No commas(,) or dollar signs ($)    11
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SERV_CURT_DATE_3        The curtailment date associated with the third                   MM/DD/YYYY                          10
                        curtailment amount.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
CURT_ADJ_AMT_3          The curtailment interest on the third curtailment          2     No commas(,) or dollar signs ($)    11
                        amount, if applicable.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
PIF_AMT                 The loan "paid in full" amount as reported by the          2     No commas(,) or dollar signs ($)    11
                        Servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
PIF_DATE                The paid in full date as reported by the Servicer.               MM/DD/YYYY                          10
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
ACTION_CODE             The standard FNMA numeric code used to indicate                  Action Code Key:                     2
                        the default/delinquent status of a particular loan.              15=Bankruptcy,
                                                                                         30=Foreclosure,  ,  60=PIF,
                                                                                         63=Substitution,
                                                                                         65=Repurchase,70=REO
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
INT_ADJ_AMT             The amount of the interest adjustment as reported          2     No commas(,) or dollar signs ($)    11
                        by the Servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SOLDIER_SAILOR_ADJ_AMT  The Soldier and Sailor Adjustment amount, if               2     No commas(,) or dollar signs ($)    11
                        applicable.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
NON_ADV_LOAN_AMT        The Non Recoverable Loan Amount, if applicable.            2     No commas(,) or dollar signs ($)    11
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
LOAN_LOSS_AMT           The amount the Servicer is passing as a loss, if           2     No commas(,) or dollar signs ($)    11
                        applicable.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SCHED_BEG_PRIN_BAL      The scheduled outstanding principal amount due at          2     No commas(,) or dollar signs ($)    11
                        the beginning of the cycle date to be passed through
                        to investors.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SCHED_END_PRIN_BAL      The scheduled principal balance due to investors at        2     No commas(,) or dollar signs ($)    11
                        the end of a processing cycle.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SCHED_PRIN_AMT          The scheduled principal amount as reported by the          2     No commas(,) or dollar signs ($)    11
                        Servicer for the current cycle -- only applicable for
                        Scheduled/Scheduled Loans.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
SCHED_NET_INT           The scheduled gross interest amount less the               2     No commas(,) or dollar signs ($)    11
                        service fee amount for the current cycle as reported
                        by the Servicer -- only applicable for
                        Scheduled/Scheduled Loans.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
ACTL_PRIN_AMT           The actual principal amount collected by the               2     No commas(,) or dollar signs ($)    11
                        Servicer for the current reporting cycle -- only
                        applicable for Actual/Actual Loans.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
ACTL_NET_INT            The actual gross interest amount less the service          2     No commas(,) or dollar signs ($)    11
                        fee amount for the current reporting cycle as
                        reported by the Servicer -- only applicable for
                        Actual/Actual Loans.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
PREPAY_PENALTY_ AMT     The penalty amount received when a borrower                2     No commas(,) or dollar signs ($)    11
                        prepays on his loan as reported by the Servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
PREPAY_PENALTY_ WAIVED  The prepayment penalty amount for the loan waived          2     No commas(,) or dollar signs ($)    11
                        by the servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
MOD_DATE                The Effective Payment Date of the Modification for               MM/DD/YYYY                          10
                        the loan.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
MOD_TYPE                The Modification Type.                                           Varchar - value can be alpha or     30
                                                                                         numeric
----------------------  ------------------------------------------------------  -------  --------------------------------  -----
DELINQ_P&I_ADVANCE_AMT  The current outstanding principal and interest             2     No commas(,) or dollar signs ($)    11
                        advances made by Servicer.
----------------------  ------------------------------------------------------  -------  --------------------------------  -----


(page)

                                                          Exhibit D

                                                          EXHIBIT J
                                                          ---------

                                             REPORTING DATA FOR DEFAULTED LOANS


                                        STANDARD FILE LAYOUT - DELINQUENCY REPORTING

------------------------------------------------------------------------------------------------------------------
COLUMN/HEADER NAME                                  DESCRIPTION                          DECIMAL       FORMAT
                                                                                                      COMMENT
---------------------------  ----------------------------------------------------------  -------  ----------------
SERVICER_LOAN_NBR            A unique number assigned to a loan by the Servicer.  This
                             may be different than the LOAN_NBR
---------------------------  ----------------------------------------------------------  -------  ----------------
LOAN_NBR                     A unique identifier assigned to each loan by the
                             originator.
---------------------------  ----------------------------------------------------------  -------  ----------------
CLIENT_NBR                   Servicer Client Number
---------------------------  ----------------------------------------------------------  -------  ----------------
SERV_INVESTOR_NBR            Contains a unique number as assigned by an external
                             servicer to identify a group of loans in their system.
---------------------------  ----------------------------------------------------------  -------  ----------------
BORROWER_FIRST_NAME          First Name of the Borrower.
---------------------------  ----------------------------------------------------------  -------  ----------------
BORROWER_LAST_NAME           Last name of the borrower.
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_ADDRESS                 Street Name and Number of Property
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_STATE                   The state where the  property located.
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_ZIP                     Zip code where the property is located.
---------------------------  ----------------------------------------------------------  -------  ----------------
BORR_NEXT_PAY_DUE_DATE       The date that the borrower's next payment is due to the              MM/DD/YYYY
                             servicer at the end of processing cycle, as reported by
                             Servicer.
---------------------------  ----------------------------------------------------------  -------  ----------------
LOAN_TYPE                    Loan Type (i.e. FHA, VA, Conv)
---------------------------  ----------------------------------------------------------  -------  ----------------
BANKRUPTCY_FILED_DATE        The date a particular bankruptcy claim was filed.                    MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
BANKRUPTCY_CHAPTER_CODE      The chapter under which the bankruptcy was filed.
---------------------------  ----------------------------------------------------------  -------  ----------------
BANKRUPTCY_CASE_NBR          The case number assigned by the court to the bankruptcy
                             filing.
---------------------------  ----------------------------------------------------------  -------  ----------------
POST_PETITION_DUE_DATE       The payment due date once the bankruptcy has been                    MM/DD/YYYY
                             approved by the courts
---------------------------  ----------------------------------------------------------  -------  ----------------
BANKRUPTCY_DCHRG_DISM_DATE   The Date The Loan Is Removed From Bankruptcy. Either                 MM/DD/YYYY
                             by Dismissal, Discharged and/or a Motion For Relief Was
                             Granted.
---------------------------  ----------------------------------------------------------  -------  ----------------
LOSS_MIT_APPR_DATE           The Date The Loss Mitigation Was Approved By The                     MM/DD/YYYY
                             Servicer
---------------------------  ----------------------------------------------------------  -------  ----------------
LOSS_MIT_TYPE                The Type Of Loss Mitigation Approved For A Loan Such
                             As;
---------------------------  ----------------------------------------------------------  -------  ----------------
LOSS_MIT_EST_COMP_DATE       The Date The Loss Mitigation /Plan Is Scheduled To                   MM/DD/YYYY
                             End/Close
---------------------------  ----------------------------------------------------------  -------  ----------------
LOSS_MIT_ACT_COMP_DATE       The Date The Loss Mitigation Is Actually Completed                   MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FRCLSR_APPROVED_DATE         The date DA Admin sends a letter to the servicer with                MM/DD/YYYY
                             instructions to begin foreclosure proceedings.
---------------------------  ----------------------------------------------------------  -------  ----------------
ATTORNEY_REFERRAL_DATE       Date File Was Referred To Attorney to Pursue                         MM/DD/YYYY
                             Foreclosure
---------------------------  ----------------------------------------------------------  -------  ----------------
FIRST_LEGAL_DATE             Notice of 1st legal filed by an Attorney in a Foreclosure            MM/DD/YYYY
                             Action
---------------------------  ----------------------------------------------------------  -------  ----------------
FRCLSR_SALE_EXPECTED_DATE    The date by which a foreclosure sale is expected to                  MM/DD/YYYY
                             occur.
---------------------------  ----------------------------------------------------------  -------  ----------------
FRCLSR_SALE_DATE             The actual date of the foreclosure sale.                             MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FRCLSR_SALE_AMT              The amount a property sold for at the foreclosure sale.        2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
EVICTION_START_DATE          The date the servicer initiates eviction of the borrower.            MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
EVICTION_COMPLETED_DATE      The date the court revokes legal possession of the                   MM/DD/YYYY
                             property from the borrower.
---------------------------  ----------------------------------------------------------  -------  ----------------
LIST_PRICE                   The price at which an REO property is marketed.                2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
LIST_DATE                    The date an REO property is listed at a particular price.            MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
OFFER_AMT                    The dollar value of an offer for an REO property.              2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
OFFER_DATE_TIME              The date an offer is received by DA Admin or by the                  MM/DD/YYYY
                             Servicer.
---------------------------  ----------------------------------------------------------  -------  ----------------
REO_CLOSING_DATE             The date the REO sale of the property is scheduled to                MM/DD/YYYY
                             close.
---------------------------  ----------------------------------------------------------  -------  ----------------
REO_ACTUAL_CLOSING_DATE      Actual Date Of REO Sale                                              MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
OCCUPANT_CODE                Classification of how the property is occupied.
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_CONDITION_CODE          A code that indicates the condition of the property.
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_INSPECTION_DATE         The date a  property inspection is performed.                        MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
APPRAISAL_DATE               The date the appraisal was done.                                     MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
CURR_PROP_VAL                The current "as is" value of the property based on             2
                             brokers price opinion or appraisal.
---------------------------  ----------------------------------------------------------  -------  ----------------
REPAIRED_PROP_VAL            The amount the property would be worth if repairs are          2
                             completed pursuant to a broker's price opinion or
                             appraisal.
---------------------------  ----------------------------------------------------------  -------  ----------------
IF APPLICABLE:
---------------------------  ----------------------------------------------------------  -------  ----------------
DELINQ_STATUS_CODE           FNMA Code Describing Status of Loan
---------------------------  ----------------------------------------------------------  -------  ----------------
DELINQ_REASON_CODE           The circumstances which caused a borrower to stop
                             paying on a loan.   Code indicates the reason why the
                             loan is in default for this cycle.
---------------------------  ----------------------------------------------------------  -------  ----------------
MI_CLAIM_FILED_DATE          Date Mortgage Insurance Claim Was Filed With Mortgage                MM/DD/YYYY
                             Insurance Company.
---------------------------  ----------------------------------------------------------  -------  ----------------
MI_CLAIM_AMT                 Amount of Mortgage Insurance Claim Filed                             No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
MI_CLAIM_PAID_DATE           Date Mortgage Insurance Company Disbursed Claim                      MM/DD/YYYY
                             Payment
---------------------------  ----------------------------------------------------------  -------  ----------------
MI_CLAIM_AMT_PAID            Amount Mortgage Insurance Company Paid On Claim                2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
POOL_CLAIM_FILED_DATE        Date Claim Was Filed With Pool Insurance Company                     MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
POOL_CLAIM_AMT               Amount of Claim Filed With Pool Insurance Company              2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
POOL_CLAIM_PAID_DATE         Date Claim Was Settled and The Check Was Issued By                   MM/DD/YYYY
                             The Pool Insurer
---------------------------  ----------------------------------------------------------  -------  ----------------
POOL_CLAIM_AMT_PAID          Amount Paid On Claim By Pool Insurance Company                 2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_FILED_DATE  Date FHA Part A Claim Was Filed With HUD                             MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_AMT         Amount of FHA Part A Claim Filed                               2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_PAID_DATE   Date HUD Disbursed Part A Claim Payment                              MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_PAID_AMT    Amount HUD Paid on Part A Claim                                2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
                                                                                                  ----------------
FHA_PART_B_CLAIM_FILED_DATE  Date FHA Part B Claim Was Filed With HUD                             MM/DD/YYYY
---------------------------  ----------------------------------------------------------           ----------------
FHA_PART_B_CLAIM_AMT         Amount of FHA Part B Claim Filed                               2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_PAID_DATE   Date HUD Disbursed Part B Claim Payment                              MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_PAID_AMT    Amount HUD Paid on Part B Claim                                2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
VA_CLAIM_FILED_DATE          Date VA Claim Was Filed With the Veterans Admin                      MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
VA_CLAIM_PAID_DATE           Date Veterans Admin. Disbursed VA Claim Payment                      MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
VA_CLAIM_PAID_AMT            Amount Veterans Admin. Paid on VA Claim                        2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
------------------------------------------------------------------------------------------------------------------


EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING

The  LOSS  MIT  TYPE  field  should  show  the  approved Loss Mitigation Code as
     ---------------
follows:

     -     ASUM-   Approved Assumption
     -     BAP-    Borrower Assistance Program
     -     CO-     Charge Off
     -     DIL-    Deed-in-Lieu
     -     FFA-    Formal Forbearance Agreement
     -     MOD-    Loan Modification
     -     PRE-    Pre-Sale
     -     SS-     Short Sale
     -     MISC-   Anything else approved by the PMI or Pool Insurer

NOTE:  Wells  Fargo  Bank will accept alternative Loss Mitigation Types to those
-----
above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The  OCCUPANT  CODE field should show the current status of the property code as
     --------------
follows:

     -     Mortgagor
     -     Tenant
     -     Unknown
     -     Vacant

The  PROPERTY  CONDITION  field  should  show the last reported condition of the
     -------------------
property  as  follows:

     -     Damaged
     -     Excellent
     -     Fair
     -     Gone
     -     Good
     -     Poor
     -     Special Hazard
     -     Unknown


(page)
EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING,  CONTINUED


The  FNMA DELINQUENT REASON CODE field should show the Reason for Delinquency as
     ---------------------------
follows:

     ------------------------------------------------------
     DELINQUENCY  DELINQUENCY DESCRIPTION
     CODE
     -----------  -----------------------------------------
     001          FNMA-Death of principal mortgagor
     -----------  -----------------------------------------
     002          FNMA-Illness of principal mortgagor
     -----------  -----------------------------------------
     003          FNMA-Illness of mortgagor's family member
    ------------  -----------------------------------------
     004          FNMA-Death of mortgagor's family member
     -----------  -----------------------------------------
     005          FNMA-Marital difficulties
     -----------  -----------------------------------------
     006          FNMA-Curtailment of income
     -----------  -----------------------------------------
     007          FNMA-Excessive Obligation
     -----------  -----------------------------------------
     008          FNMA-Abandonment of property
     -----------  -----------------------------------------
     009          FNMA-Distant employee transfer
     -----------  -----------------------------------------
     011          FNMA-Property problem
     -----------  -----------------------------------------
     012          FNMA-Inability to sell property
     -----------  -----------------------------------------
     013          FNMA-Inability to rent property
     -----------  -----------------------------------------
     014          FNMA-Military Service
     -----------  -----------------------------------------
     015          FNMA-Other
     -----------  -----------------------------------------
     016          FNMA-Unemployment
     -----------  -----------------------------------------
     017          FNMA-Business failure
     -----------  -----------------------------------------
     019          FNMA-Casualty loss
     -----------  -----------------------------------------
     022          FNMA-Energy environment costs
     -----------  -----------------------------------------
     023          FNMA-Servicing problems
     -----------  -----------------------------------------
     026          FNMA-Payment adjustment
     -----------  -----------------------------------------
     027          FNMA-Payment dispute
     -----------  -----------------------------------------
     029          FNMA-Transfer of ownership pending
     -----------  -----------------------------------------
     030          FNMA-Fraud
     -----------  -----------------------------------------
     031          FNMA-Unable to contact borrower
     -----------  -----------------------------------------
     INC          FNMA-Incarceration
     ------------------------------------------------------


(page)
EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING,  CONTINUED


The  FNMA  DELINQUENT  STATUS  CODE  field  should show the Status of Default as
     ------------------------------
follows:

     -------------------------------------------------------
     STATUS CODE  STATUS DESCRIPTION
     -----------  ------------------------------------------
         09       Forbearance
     -----------  ------------------------------------------
         17       Pre-foreclosure Sale Closing Plan Accepted
     -----------  ------------------------------------------
         24       Government Seizure
     -----------  ------------------------------------------
         26       Refinance
     -----------  ------------------------------------------
         27       Assumption
     -----------  ------------------------------------------
         28       Modification
     -----------  ------------------------------------------
         29       Charge-Off
     -----------  ------------------------------------------
         30       Third Party Sale
     -----------  ------------------------------------------
         31       Probate
     -----------  ------------------------------------------
         32       Military Indulgence
     -----------  ------------------------------------------
         43       Foreclosure Started
     -----------  ------------------------------------------
         44       Deed-in-Lieu Started
     -----------  ------------------------------------------
         49       Assignment Completed
     -----------  ------------------------------------------
         61       Second Lien Considerations
     -----------  ------------------------------------------
         62       Veteran's Affairs-No Bid
     -----------  ------------------------------------------
         63       Veteran's Affairs-Refund
     -----------  ------------------------------------------
         64       Veteran's Affairs-Buydown
     -----------  ------------------------------------------
         65       Chapter 7 Bankruptcy
     -----------  ------------------------------------------
         66       Chapter 11 Bankruptcy
     -----------  ------------------------------------------
         67       Chapter 13 Bankruptcy
     -------------------------------------------------------


(page)
                                    Exhibit E

                                    EXHIBIT K

                  REPORTING DATA FOR REALIZED LOSSES AND GAINS


          CALCULATION OF REALIZED LOSS/GAIN FORM 332- INSTRUCTION SHEET


NOTE: DO NOT NET OR COMBINE ITEMS. SHOW ALL EXPENSES INDIVIDUALLY AND ALL CREDITS AS SEPARATE LINE ITEMS. CLAIM PACKAGES ARE DUE ON THE REMITTANCE REPORT DATE. LATE SUBMISSIONS MAY RESULT IN CLAIMS NOT BEING PASSED UNTIL THE FOLLOWING MONTH. THE SERVICER IS RESPONSIBLE TO REMIT ALL FUNDS PENDING LOSS APPROVAL AND /OR RESOLUTION OF ANY DISPUTED ITEMS.


          THE NUMBERS ON THE 332 FORM CORRESPOND WITH THE NUMBERS LISTED BELOW.

LIQUIDATION  AND  ACQUISITION  EXPENSES:
----------------------------------------

1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

4-12. Complete  as  applicable.  Required  documentation:

     * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.

      *  For  escrow  advances  -  complete  payment  history

       (to  calculate  advances  from  last  positive  escrow balance forward)

     * Other expenses - copies of corporate advance history showing all payments

     *  REO  repairs  >  $1500  require  explanation

     *  REO  repairs  >$3000  require  evidence  of  at  least  2  bids.

     * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate

     *  Unusual  or  extraordinary  items  may  require  further  documentation.

13.  The total of lines 1 through 12.

Credits:
--------

14-21. Complete as applicable. Required documentation:

     * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney

       Letter  of  Proceeds  Breakdown.

     *  Copy  of  EOB  for  any  MI  or  gov't  guarantee

     *  All  other  credits  need  to  be  clearly  defined  on  the  332  form


22.  The total of lines 14 through 21.



Please  Note:     For  HUD/VA  loans, use line (18a) for Part A/Initial proceeds
-------------
                  and  line  (18b)  for  Part  B/Supplemental  proceeds.


TOTAL  REALIZED  LOSS  (OR  AMOUNT  OF  ANY  GAIN)
--------------------------------------------------
23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis ( ).


(page)
                   CALCULATION OF REALIZED LOSS/GAIN FORM 332


     Prepared  by:  _______________              Date:  _______________
     Phone:  ______________________   Email  Address:_____________________

------------------------  ----------------------  ------------------------------
Servicer Loan No.         Servicer Name           Servicer Address


------------------------  ----------------------  ------------------------------

     WELLS  FARGO  BANK,  N.A.  LOAN  NO._____________________________

     Borrower's  Name: ____________________________________________________
     Property Address: ____________________________________________________

     LIQUIDATION  TYPE:   REO SALE    3RD PARTY SALE    SHORT SALE    CHARGE OFF

     WAS THIS LOAN GRANTED A BANKRUPTCY DEFICIENCY OR CRAMDOWN      YES  NO
     If  "Yes",  provide  deficiency  or  cramdown  amount______________________

LIQUIDATION AND ACQUISITION EXPENSES:
     (1)     Actual Unpaid Principal Balance of Mortgage Loan   $__________(1)
     (2)     Interest accrued at Net Rate                        __________(2)
     (3)     Accrued Servicing Fees                              __________(3)
     (4)     Attorney's Fees                                     __________(4)
     (5)     Taxes (see page 2)                                  __________(5)
     (6)     Property Maintenance                                __________(6)
     (7)     MI/Hazard Insurance Premiums (see page 2)           __________(7)
     (8)     Utility Expenses                                    __________(8)
     (9)     Appraisal/BPO                                       __________(9)
     (10)    Property Inspections                                __________(10)
     (11)    FC Costs/Other Legal Expenses                       __________(11)
     (12)    Other (itemize)                                     __________(12)
             Cash for Keys_____________________________          __________(12)
             HOA/Condo Fees____________________________          __________(12)
             __________________________________________          __________(12)

             TOTAL EXPENSES                                     $__________(13)
     CREDITS:
     (14)    Escrow Balance                                     $__________(14)
     (15)    HIP Refund                                          __________(15)
     (16)    Rental Receipts                                     __________(16)
     (17)    Hazard Loss Proceeds                                __________(17)
     (18)    Primary Mortgage Insurance / Gov't Insurance        __________(18a) HUD Part A
                                                                 __________(18b) HUD Part B
     (19)    Pool Insurance Proceeds                             __________(19)
     (20)    Proceeds from Sale of Acquired Property             __________(20)
     (21)    Other (itemize)                                     __________(21)
     __________________________________________________          __________(21)

             TOTAL CREDITS                                      $__________(22)
     TOTAL REALIZED LOSS (OR AMOUNT OF GAIN)                    $__________(23)


(page)

ESCROW DISBURSEMENT DETAIL

------------------------------------------------------------------------
TYPE(TAX   DATE PAID  PERIOD OF  TOTAL PAID   BASE   PENALTIES  INTEREST
  /INS.)              COVERAGE               AMOUNT
---------  ---------  ---------  ----------  ------  ---------  --------


---------  ---------  ---------  ----------  ------  ---------  --------


---------  ---------  ---------  ----------  ------  ---------  --------


---------  ---------  ---------  ----------  ------  ---------  --------


---------  ---------  ---------  ----------  ------  ---------  --------


---------  ---------  ---------  ----------  ------  ---------  --------


---------  ---------  ---------  ----------  ------  ---------  --------


---------  ---------  ---------  ----------  ------  ---------  --------


------------------------------------------------------------------------


(page)
                                    Exhibit F

                                    Exhibit D


         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE


     The assessment of compliance to be delivered by [the Servicer] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

-----------------------------------------------------------------------------------------------------------------
                                                                                                       APPLICABLE
                                      SERVICING CRITERIA                                               SERVICING
                                                                                                        CRITERIA
----------------  -----------------------------------------------------------------------------------  ----------
   REFERENCE                                         CRITERIA
----------------  -----------------------------------------------------------------------------------  ----------
                                           GENERAL SERVICING CONSIDERATIONS
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or other               X
                  triggers and events of default in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies and       X
                  procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party                X
                  participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
                                          CASH COLLECTION AND ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial                  X
                  bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an investor           X
                  are made only by authorized personnel.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or                     X
                  distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or               X
                  accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository                   X
                  institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.                    X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed                     X
                  securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
                                      INVESTOR REMITTANCES AND REPORTING
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission, are               X
                  maintained in accordance with the transaction agreements and applicable
                  Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with                   X
                  timeframes, distribution priority and other terms set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to                 X
                  the Servicer's investor records, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with cancelled              X
                  checks, or other form of payment, or custodial bank statements.
----------------  -----------------------------------------------------------------------------------  ----------
                                        POOL ASSET ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required by the                X
                  transaction agreements or related mortgage loan documents.
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required by the                   X
                  transaction agreements
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed            X
                  and approved in accordance with any conditions or requirements in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance                    X
                  with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the                       X
                  Servicer's records with respect to an obligor's unpaid principal balance.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans               X
                  (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications              X
                  and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a                X
                  mortgage loan is delinquent in accordance with the transaction agreements.
                  Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans with                 X
                  variable rates are computed based on the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts):              X
                  (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments)                X
                  are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on                  X
                  behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two business                X
                  days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are recognized and                 X
                  recorded in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item 1114(a)(1)
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------







                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This is an Assignment, Assumption and Recognition Agreement (this "AAR Agreement") made as of January 31, 2006, among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 (the "Assignee") and Savannah Bank, NA dba Harbourside Mortgage Corporation (the "Company").

     In consideration of the mutual promises contained herein the parties hereto agree that the residential mortgage loans (the "Assigned Loans") listed on Attachment 1 annexed hereto purchased by the Assignor from the Company and now serviced by Company for Assignor and its successors and assigns pursuant to the Purchase, Warranties and Servicing Agreement, dated as of April 1, 2005, between Assignor and Company, as amended (the "Purchase Agreement") shall be subject to the terms of this AAR Agreement. Capitalized terms used herein but not defined shall have the meanings ascribed to them in the Purchase Agreement.

                            Assignment and Assumption

     Except as expressly provided for herein, the Assignor hereby grants, transfers and assigns to the Assignee all of its right, title and interest as in, to and under (a) the Assigned Loans and (b) the Purchase Agreement with respect to the Assigned Loans; provided, however, that the Assignor is not assigning to the Assignee any of its right, title or interest, in, to and under the Purchase Agreement with respect to any mortgage loan other than the Assigned Loans listed on Attachment 1. Notwithstanding anything to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 and Section 3.02 of the Purchase Agreement, and any obligation of the Company to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section 3.03 and Section 8.01 of the Purchase Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of the Company set forth in those sections against the Company. In addition, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under (a) Section 2.09 of the Purchase Agreement, (b) Section 4.03 and
Section 4.13 of the Purchase Agreement (but only insofar as such Sections grant to the Purchaser the right to terminate the servicing of defaulted Mortgage Loans and/or REO Properties by the Company) and (c) Section 10.2 of the Purchase Agreement, and the Assignor is retaining the right to enforce such sections against the Company. Except as is otherwise expressly provided herein, the Assignor makes no representations, warranties or covenants to the Assignee and the Assignee acknowledges that the Assignor has no obligations to the Assignee under the terms of the Purchase Agreement or otherwise relating to the transaction contemplated herein (including, but not limited to, any obligation to indemnify the Assignee).

                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     1. Assignor warrants and represents to Assignee and Company as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Assignor is the lawful owner of the Assigned Loans with full right to transfer the Assigned Loans and any and all of its interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Assigned Loans to Assignee as contemplated herein, Assignee shall have good title to each and every Assigned Loan, as well as any and all of Assignor's interests, rights and obligations under the Purchase Agreement as they relate to the Assigned Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to Company with respect to the Assigned Loans or the Purchase Agreement;

     (d) Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Assigned Loan;

     (e) Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Assigned Loans;

     (f) Assignor has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Assignor. This AAR Agreement has been duly executed and delivered by Assignor and, upon the due authorization, execution and delivery by Assignee and Company, will constitute the valid and legally binding obligation of Assignor enforceable against Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignor in connection with the execution, delivery or performance by Assignor of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (h) Neither Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Assigned Loans or any interest in the Assigned Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Assigned Loans, or any interest in the Assigned Loans or otherwise approached or negotiated with respect to the Assigned Loans, or any interest in the Assigned Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Assigned Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Assigned Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto;

     (i) The Assignor has received from Company, and has delivered to the Assignee, all documents required to be delivered to Assignor by the Company prior to the date hereof pursuant to the Purchase Agreement with respect to the Assigned Loans and has not received, and has not requested from the Company, any additional documents; and

     (j) There is no action, suit, proceeding, investigation or litigation pending or, to Assignor's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignor, would adversely affect Assignor's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignor's ability to perform its obligations under this AAR Agreement.

     2. Assignee warrants and represents to, and covenants with, Assignor and Company as of the date hereof:

     (a) Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Assigned Loans as trustee on behalf of the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1;

     (b) Assignee has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Assignee's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignee or its property is subject. The execution, delivery and performance by Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of Assignee. This AAR Agreement has been duly executed and delivered by Assignee and, upon the due authorization, execution and delivery by Assignor and Company, will constitute the valid and legally binding obligation of Assignee enforceable against Assignee in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (c) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Assignee in connection with the execution, delivery or performance by Assignee of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (d) There is no action, suit, proceeding, investigation or litigation pending or, to Assignee's knowledge, threatened, which either in any instance or in the aggregate, if determined adversely to Assignee, would adversely affect Assignee's execution or delivery of, or the enforceability of, this AAR Agreement, or the Assignee's ability to perform its obligations under this AAR Agreement; and

     (e) Assignee assumes for the benefit of each of the Assignor and the Company all of the rights of the Purchaser under the Purchase Agreement with respect to the Assigned Loans.

     3. Company warrants and represents to, and covenant with, Assignor and Assignee as of the date hereof:

     (a) Attached hereto as Attachment 2 is a true and accurate copy of the Purchase Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Company is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to service the Assigned Loans and otherwise to perform its obligations under the Purchase Agreement;

     (c) Company has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of Company's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of Company's charter or by-laws or any legal restriction, or any material agreement or instrument to which Company is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Company or its property is subject. The execution, delivery and performance by Company of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of Company. This AAR Agreement has been duly executed and delivered by Company, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of Company, enforceable against Company in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by Company in connection with the execution, delivery or performance by Company of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (e) The Company shall establish a Custodial Account and an Escrow Account under the Purchase Agreement in favor of the Assignee with respect to the Assigned Loans separate from the Custodial Account and Escrow Account previously established under the Purchase Agreement in favor of Assignor;

     (f) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Assigned Loans made by the Company in Sections 3.01 and 3.02 of the Purchase Agreement to be untrue in any material respect; and

     (g) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by the Company pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

     4. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this AAR Agreement or the breach of any covenant or condition contained herein.

                             Recognition of Assignee

     5. From and after the date hereof, Company shall recognize Assignee as owner of the Assigned Loans, and acknowledges that the Assigned Loans will be part of a REMIC, and will service the Assigned Loans in accordance with the Purchase Agreement (as modified by this AAR Agreement) but in no event in a manner that would (i) cause any REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon any REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the
Code). It is the intention of Assignor, Company and Assignee that this AAR Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. Neither Company nor Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Purchase Agreement which amendment, modification, waiver or other alteration would in any way affect the Assigned Loans without the prior written consent of Assignee.

     6. Notwithstanding any term hereof to the contrary, the execution and delivery of the AAR Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns Asset Backed Securities I Trust 2006-AC1 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns Asset Backed Securities I Trust 2006-AC1.

     Company shall indemnify and hold harmless the Assignor, each affiliate of the Assignor, Bear Stearns Asset Backed Securities I LLC ("BSABS I"), the Assignee, Bear, Stearns & Co. Inc. (the "Underwriter") and each affiliate of the Underwriter, each Person (including, but not limited to, the Master Servicer) responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, each Person who controls the Assignor, BSABS I, the Assignee or the Underwriter (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          (i) (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under Section
               11.18 of the Purchase Agreement by or on behalf of the Assignor, or provided under Section 11.18 of the Purchase Agreement by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          (ii) any breach by the Company of its obligations under Section 11.18 of Purchase Agreement, including particularly any failure by the Company, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under
               Section 11.18 of the Purchase Agreement, including any failure by the Company to identify any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

          (iii) any breach by the Company of a representation or warranty set forth in Section 3.01 of the Purchase Agreement or in a writing furnished pursuant to Section 3.01 of the Purchase Agreement and made as of a date prior to the date hereof, to the extent that such breach is not cured by the date hereof, or any breach by the Company of a representation or warranty in a writing furnished pursuant to Section 3.01 of the Purchase Agreement to the extent made as of a date subsequent to the date hereof; or

          (iv) the negligence, bad faith or willful misconduct of the Company in connection with its performance under Section 11.18 of the Purchase Agreement.

     If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then the Company agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and the Company on the other.

     In the case of any failure of performance described in Section 11.18 of the Purchase Agreement, the Company shall promptly reimburse the Assignor, BSABS I and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

                          Modification of Purchase Agreement

     7. The Company and Assignor hereby amend the Purchase Agreement as follows:

     (a)     The  following  definitions  are added to Article I of the Purchase
Agreement:

     Master  Servicer: Wells Fargo Bank, N.A., or its successors in interest who
     ----------------
     meet the qualifications of the Pooling and Servicing Agreement and this Agreement.

     Pooling  and  Servicing  Agreement:  That  certain  pooling  and  servicing
     ----------------------------------
     agreement, dated as of January 1, 2006, among Bear Stearns Asset Backed Securities I LLC, the Trustee, Wells Fargo Bank, N.A. as master servicer, the Securities Administrator and EMC Mortgage Corporation.

     Securities  Administrator:  Wells  Fargo  Bank,  N.A.
     -------------------------

     Servicing  Fee  Rate:  As  provided  in the related mortgage loan schedule.
     --------------------

     Trustee:  U.S.  Bank National Association, or its successor in interest, or
     -------
     any successor trustee appointed as provided in the Pooling and Servicing Agreement.

     (b) The definition of Business Day is deleted in its entirety and replaced with the following:

     Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal
     ------------
     holiday in the States of New York, Maryland, Minnesota or South Carolina, or (iii) a day on which banks in the States of New York, Maryland, Minnesota or South Carolina are authorized or obligated by law or executive order to be closed.

     (c) Section 11.04 of the Purchase Agreement is deleted in its entirety and replaced with the following:

     Section  11.04      Governing  Law.
                         --------------

          This Agreement and the related Term Sheet shall be governed by and construed in accordance with the laws of the State of New York without giving effect to principles of conflicts of laws (other than Section 5-1401 of the New York General Obligations Law) and except to the extent preempted by Federal law. The obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

                                  Miscellaneous

     8. All demands, notices and communications related to the Assigned Loans, the Purchase Agreement and this AAR Agreement shall be in writing and shall be deemed to have been duly given if personally delivered at or mailed by registered mail, postage prepaid, as follows:

     (a)  In  the  case  of  Company:

          Savannah Bank, NA dba Harbourside Mortgage Corporation 23-B Shelter Cove Land
          Hilton  Head,  South  Carolina  29928
          Attention:  Richard  Gillette
          Telecopier  No.:  (843)  341-1200

     (b)  In  the  case  of  Assignor:

          EMC  Mortgage  Corporation
          Mac  Arthur  Ridge  II
          909  Hidden  Ridge  Drive,  Suite  200
          Irving,  Texas  75038
          Attention:  Ralene  Ruyle
          Telecopier  No.:  (972)  444-2810

          with  a  copy  to:
          Bear  Stearns  Mortgage  Capital  Corporation
          383  Madison  Avenue
          New  York,  New  York  10179
          Attention:  Ernie  Calabrese
          Telecopier  No.:  (212)  272-5591

     (c)  In  the  case  of  Assignee:
          U.S.  Bank  National  Association,
          as  Trustee
          One  Federal  Street,  3rd  Floor
          Boston,  Massachusetts  02110
          Attention: Corporate Trust Services - BSABS I 2006-AC1 Telecopier No.: (617) 603-6638

     9. The Company hereby acknowledges that Wells Fargo Bank, N.A. (the "Master Servicer") has been appointed as the master servicer of the Assigned Loans pursuant to the Pooling and Servicing Agreement, dated as of January 1, 2006, among the Assignor, the Assignee, Bear Stearns Asset Backed Securities I LLC, the Master Servicer and Wells Fargo, N.A. as securities administrator, and therefor has the right to enforce all obligations of the Company, as they relate to the Assigned Loans, under the Purchase Agreement. Such right will include, without limitation, the right to terminate the Company under the Purchase Agreement upon the occurrence of an event of default thereunder, the right to receive all remittances required to be made by the Company under the Purchase Agreement, the right to receive all monthly reports and other data required to be delivered by the Company under the Purchase Agreement, the right to examine the books and records of the Company, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by the Company. The Company shall make all distributions under the Purchase Agreement, as they relate to the Assigned Loans, to the Master Servicer by wire transfer of immediately available funds to:

          BSABS  I  2006-AC1  Master  Servicer  Collection  Account
          Wells  Fargo  Bank,  N.A.
          ABA#  121000248
          Account  Name:  SAS  Clearing
          Account  #  3970771416
          For  Further  Credit  to:  BSABS  I  2006-AC1,  Account  #  50892200

     and the Company shall deliver all reports required to be delivered under the Purchase Agreement, as they relate to the Assigned Loans, to the Assignee at the address set forth in Section 8 herein and to the Master Servicer at:

          Wells  Fargo  Bank,  N.A.
          9062  Old  Annapolis  Road
          Columbia,  Maryland  21045
          Attention:  Client  Manager  BSABS  I  2006-AC1

     10. A copy of all assessments, attestations, reports and certificates required to be delivered by the Servicer under this AAR Agreement and the Purchase Agreement shall be delivered to the Master Servicer by the date(s) specified herein or therein, and where such documents are required to be addressed to any party, such addresses shall include the Master Servicer and the Master Servicer shall be entitled to rely on such documents.

     11. Each party will pay any commissions it has incurred and the fees of its attorneys in connection with the negotiations for, documenting of and closing of the transactions contemplated by this AAR Agreement.

     12. This AAR Agreement shall be construed in accordance with the laws of the State of New York, without regard to conflicts of law principles, and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     13. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     14. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which Assignor, Assignee or Company may be merged or consolidated shall, without the requirement for any further writing, be deemed Assignor, Assignee or Company, respectively, hereunder.

     15. This AAR Agreement shall survive the conveyance of the Assigned Loans, the assignment of the Purchase Agreement to the extent of the Assigned Loans by Assignor to Assignee and the termination of the Purchase Agreement.

     16. This AAR Agreement may be executed simultaneously in any number of counterparts. Each counterpart shall be deemed to be an original and all such counterparts shall constitute one and the same instrument.

     17. In the event that any provision of this AAR Agreement conflicts with any provision of the Purchase Agreement with respect to the Assigned Loans, the terms of this AAR Agreement shall control.


(page)
     IN WITNESS WHEREOF, the parties hereto have executed this AAR Agreement as of the day and year first above written.


                              EMC  MORTGAGE  CORPORATION
                              Assignor

                              By:
                                 -----------------------------
                              Name:
                                   ---------------------------
                              Title:
                                    --------------------------

                              U.S. BANK NATIONAL ASSOCIATION, not individually but solely as Trustee for the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 Assignee

                              By:
                                 -----------------------------
                              Name:
                                   ---------------------------
                              Title:
                                    --------------------------

                              SAVANNAH BANK, NA dba HARBOURSIDE MORTGAGE CORPORATION
                              Company

                              By:
                                 -----------------------------
                              Name:
                                   ---------------------------
                              Title:
                                    --------------------------

                              Acknowledged  and  Agreed:

                              WELLS  FARGO  BANK,  N.A.

                              By:
                                 -----------------------------
                              Name:
                                   ---------------------------
                              Title:
                                    --------------------------


(page)
                                  ATTACHMENT 1

                             ASSIGNED LOAN SCHEDULE
                             ----------------------

                            (AVAILABLE UPON REQUEST)


(page)
                                  ATTACHMENT 2

                               PURCHASE AGREEMENT
                               ------------------








                ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT

     This Assignment, Assumption and Recognition Agreement (the "AAR Agreement") is made and entered into as of January 31, 2006 (the "Closing Date"), among EMC Mortgage Corporation (the "Assignor"), U.S. Bank National Association, not individually but solely as trustee for the holders of Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 (the "Assignee"), PHH Mortgage Corporation (formerly known as Cendant Mortgage
Corporation) ("PHH"), and Bishop's Gate Residential Mortgage Trust ("Bishop's Gate").

     WHEREAS, PHH, Bishop's Gate and the Assignor, as Purchaser entered into (a) that certain Purchase, Warranties and Servicing Agreement, dated as of October 23, 2001, as amended (the "Purchase, Warranties and Servicing Agreement"), among the Assignor, PHH and Bishop's Gate, pursuant to which the Assignor agreed to purchase and PHH and Bishop's Gate agreed to sell and PHH agreed to service those mortgage loans identified on Exhibit A attached hereto (the "Mortgage
                                        ---------
Loans").

     WHEREAS, the Assignor wishes to assign to Assignee all of its right, title and interest under the Purchase, Warranties and Servicing Agreement with respect the Mortgage Loans, and Assignee wishes to assume all of Assignor's right, title and interest in and to such Mortgage Loans as provided in the Purchase, Warranties and Servicing Agreement. Notwithstanding anything to the contrary contained herein, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under the representations and warranties contained in Section 3.01 and Section 3.02 of the Purchase, Warranties and Servicing Agreement, and any obligation of PHH to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section
3.03 and Section 8.01 of the Purchase, Warranties and Servicing Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of PHH and Bishop's Gate set forth in those sections against PHH and Bishop's Gate. In addition, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under Section 2.09 of the Purchase, Warranties and Servicing Agreement.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, and of the mutual covenants herein contained, the parties hereto hereby agree as follows:

     1. Defined terms used in this AAR Agreement and not otherwise defined herein shall have the meaning set forth in the Purchase, Warranties and Servicing Agreement.

     2. The Assignor specifically reserves and does not assign to the Assignee hereunder any and all right, title and interest in, to and under and all obligations of the Assignor with respect to any mortgage loans subject to the Purchase, Warranties and Servicing Agreement which are not the Mortgage Loans set forth on Exhibit A attached hereto and are not the subject of this AAR
                   ---------
Agreement. Notwithstanding anything herein to the contrary, the Assignor specifically reserves and does not assign to the Assignee the representations and warranties set forth in Article III of the Purchase, Warranties and Servicing Agreement, and any obligation of PHH to cure, repurchase or substitute for a mortgage loan and to indemnify the Assignor with respect to a breach of such representations and warranties pursuant to Section 3.03 and Section 8.01 of the Purchase, Warranties and Servicing Agreement, and the Assignor is retaining the right to enforce the representations and warranties and the obligations of PHH and Bishop's Gate contained in such sections against each of PHH and Bishop's Gate. In addition, the Assignor specifically reserves and does not assign to the Assignee any right, title and interest in, to or under Section
2.09  of  the  Purchase,  Warranties  and  Servicing  Agreement.

     3. The Assignor warrants and represents to the Assignee and to PHH and Bishop's Gate as of the date hereof:

     (a)  Attached  hereto  as  ExhibitB  is  a  true  and  accurate copy of the
                                --------
          Purchase, Warranties and Servicing Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) The Assignor is the lawful owner of the Mortgage Loans with full right to transfer the Mortgage Loans and any and all of its interests, rights and obligations under the Purchase, Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear from any and all claims and encumbrances; and upon the transfer of the Mortgage Loans to the Assignee as contemplated herein, the Assignee shall have good title to each and every Mortgage Loan, as well as any and all of the Assignor's interests, rights and obligations under the Purchase, Warranties and Servicing Agreement as they relate to the Mortgage Loans, free and clear of any and all liens, claims and encumbrances;

     (c) There are no offsets, counterclaims or other defenses available to PHH or Bishop's Gate with respect to the Mortgage Loans or the Purchase, Warranties and Servicing Agreement;

     (d) The Assignor has no knowledge of, and has not received notice of, any waivers under, or any modification of, any Mortgage Loan;

     (e) The Assignor is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and has all requisite power and authority to acquire, own and sell the Mortgage Loans;

     (f) The Assignor has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of the Assignor's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignor's charter or by-laws or any legal restriction, or any material agreement or instrument to which Assignor is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which Assignor or its property is subject. The execution, delivery and performance by the Assignor of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of the Assignor. This AAR Agreement has been duly executed and delivered by the Assignor and, upon the due authorization, execution and delivery by the Assignee, PHH and Bishop's Gate, will constitute the valid and legally binding obligation of the Assignor enforceable against the Assignor in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (g) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignor in connection with the execution, delivery or performance by the Assignor of this AAR Agreement, or the consummation by it of the transactions contemplated hereby. Neither the Assignor nor anyone acting on its behalf has offered, transferred, pledged, sold or otherwise disposed of the Mortgage Loans or any interest in the Mortgage Loans, or solicited any offer to buy or accept a transfer, pledge or other disposition of the Mortgage Loans, or any interest in the Mortgage Loans or otherwise approached or negotiated with respect to the Mortgage Loans, or any interest in the Mortgage Loans with any Person in any manner, or made any general solicitation by means of general advertising or in any other manner, or taken any other action which would constitute a distribution of the Mortgage Loans under the Securities Act of 1933, as amended (the "1933 Act") or which would render the disposition of the Mortgage Loans a violation of Section 5 of the 1933 Act or require registration pursuant thereto; and

     (h) The Assignor has received from PHH and Bishop's Gate, and has delivered to the Assignee, all documents required to be delivered to the Assignor by PHH and Bishop's Gate prior to the date hereof pursuant to Section 2.07 of the Purchase, Warranties and Servicing Agreement with respect to the Mortgage Loans and has not received, and has not requested from PHH or Bishop's Gate, any additional documents.

     4. The Assignee represents, warrants and covenants with the Assignor and PHH and Bishop's Gate that:

     (a) The Assignee is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and has all requisite power and authority to hold the Mortgage Loans on behalf of the holders of the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1;

     (b) The Assignee has full power and authority to execute, deliver and perform under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of the Assignee's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of the Assignee's charter or bylaws, or any legal restriction, or any material agreement or instrument to which the Assignee is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which the Assignee or its property is subject. The execution, delivery and performance by the Assignee of this AAR Agreement and the consummation by it of the transactions contemplated hereby, have been duly authorized by all necessary corporate action of the Assignee. This AAR Agreement has been duly executed and delivered by the Assignee and, upon the due authorization, execution and delivery by the Assignor, PHH and Bishop's Gate, will constitute the valid and legally binding obligation of the Assignee enforceable against the Assignee in accordance with its terms, except as enforceability thereof may be limited by bankruptcy, insolvency, or reorganization or other similar laws now or hereinafter in effect relating to creditor's rights generally and by general principles of equity, regardless of whether such enforceability is considered in a proceeding in equity or in law;

     (c) No material consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by the Assignee in connection with the execution, delivery or performance by the Assignee of this AAR Agreement, or the consummation by it of the transactions contemplated hereby; and

     (d) The Assignee assumes all of the rights of the Purchaser under the Purchase, Warranties and Servicing Agreement with respect to the Assigned Loans other than the right to enforce the obligations of PHH under the Purchase, Warranties and Servicing Agreement.

     5. PHH and Bishop's Gate each warrant and represent to, and covenant with, Assignor and Assignee as of the date hereof:

     (a)  Attached  hereto  as  Exhibit  B  is  a  true and accurate copy of the
                                ----------
          Purchase, Warranties and Servicing Agreement, which agreement is in full force and effect as of the date hereof and the provisions of which have not been waived, amended or modified in any respect, nor has any notice of termination been given thereunder;

     (b) Each of PHH and Bishop's Gate is duly organized, validly existing and in good standing under the laws of the jurisdiction of its formation, and PHH has all requisite power and authority to service the Mortgage Loans and each of PHH and Bishop's Gate has all requisite power and authority to perform their respective obligations under the Purchase, Warranties and Servicing Agreement;

     (c) Each of PHH and Bishop's Gate has full corporate power and authority to execute, deliver and perform its obligations under this AAR Agreement, and to consummate the transactions set forth herein. The consummation of the transactions contemplated by this AAR Agreement is in the ordinary course of each of PHH's and Bishop's Gate's business and will not conflict with, or result in a breach of, any of the terms, conditions or provisions of its charter or by-laws or any legal restriction, or any material agreement or instrument to which it is now a party or by which it is bound, or result in the violation of any law, rule, regulation, order, judgment or decree to which PHH, Bishop's Gate or their respective property is subject. The execution, delivery and performance by each of PHH and Bishop's Gate of this AAR Agreement and the consummation by each of them of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on part of PHH and Bishop's Gate. This AAR Agreement has been duly executed and delivered by each of PHH and Bishop's Gate, and, upon the due authorization, execution and delivery by Assignor and Assignee, will constitute the valid and legally binding obligation of PHH and Bishop's Gate, enforceable against PHH and Bishop's Gate in accordance with its terms except as enforceability may be limited by bankruptcy, reorganization, insolvency, moratorium or other similar laws now or hereafter in effect relating to creditors' rights generally, and by general principles of equity regardless of whether enforceability is considered in a proceeding in equity or at law;

     (d) No consent, approval, order or authorization of, or declaration, filing or registration with, any governmental entity is required to be obtained or made by each of PHH and Bishop's Gate in connection with the execution, delivery or performance by PHH or Bishop's Gate of this AAR Agreement, or the consummation by it of the transactions contemplated hereby;

     (e) PHH shall establish a Custodial Account and an Escrow Account under the Purchase, Warranties and Servicing Agreement in favor of Assignee with respect to the Mortgage Loans separate from the Custodial Account and Escrow Account previously established under the Purchase, Warranties and Servicing Agreement in favor of Assignor;

     (f) No event has occurred from the Closing Date to the date hereof which would render the representations and warranties as to the related Mortgage Loans made by PHH and Bishop's Gate in Section 3.01 and
          Section 3.02 of the Purchase, Warranties and Servicing Agreement, with the exception of the representations and warranties set forth in
          Section 3.02(o) and Section 3.02(p) of the Purchase, Warranties and Servicing Agreement, to be untrue in any material respect; and

     (g) Neither this AAR Agreement nor any certification, statement, report or other agreement, document or instrument furnished or to be furnished by each of PHH and Bishop's Gate pursuant to this AAR Agreement contains or will contain any materially untrue statement of fact or omits or will omit to state a fact necessary to make the statements contained therein not misleading.

     6. Assignor hereby agrees to indemnify and hold the Assignee (and its successors and assigns) harmless against any and all claims, losses, penalties, fines, forfeitures, legal fees and related costs, judgments, and any other costs, fees and expenses that Assignee (and its successors and assigns) may sustain in any way related to any breach of the representations or warranties of Assignor set forth in this AAR Agreement or the breach of any covenant or condition contained herein.

     7.     PHH  hereby  acknowledges  that  Wells Fargo Bank, N.A. (the "Master
Servicer") has been appointed as the master servicer of the Mortgage Loans pursuant to the Pooling and Servicing Agreement, dated as of January 1, 2006, among Bear Stearns Asset Backed Securities I LLC, the Assignee, the Master Servicer, Wells Fargo Bank, N.A. as securities administrator and the Assignor. PHH shall deliver all reports required to be delivered under the Purchase, Warranties and Servicing Agreement to:

     Wells Fargo Bank, N.A.
     9062 Old Annapolis Road
     Columbia, Maryland 21045
     Attention: Client Manager BSABS I 2006-AC1
     Telecopier No.: (410) 715-2380

Recognition of Assignee
-----------------------

     8. From and after the date hereof PHH and Bishop's Gate shall recognize the Assignee as owner of the Mortgage Loans, and acknowledge that the Mortgage Loans will be part of a REMIC. PHH will service the Mortgage Loans in accordance with the Purchase, Warranties and Servicing Agreement, but in no event in a manner that would (i) cause the REMIC to fail to qualify as a REMIC or (ii) result in the imposition of a tax upon the REMIC (including but not limited to the tax on prohibited transactions as defined in Section 860F(a)(2) of the Code and the tax on contributions to a REMIC set forth in Section 860G(d) of the Code). It is the intention of the Assignor, PHH, Bishop's Gate and the Assignee that this Agreement shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. None of PHH, Bishop's Gate or the Assignor shall amend or agree to amend, modify, waiver, or otherwise alter any of the terms or provisions of the Purchase, Warranties and Servicing Agreement, which amendment, modification, waiver or other alteration would in any way affect the Mortgage Loans without the prior written consent of the Assignee.

     In addition, PHH hereby acknowledges that from and after the date hereof, the Mortgage Loans will be subject to the terms and conditions of the Pooling and Servicing Agreement pursuant to which the Master Servicer is required to monitor the performance by PHH of its servicing obligations under the Purchase, Warranties and Servicing Agreement and has the right to enforce the obligations of PHH under the Purchase, Warranties and Servicing Agreement with respect to the servicing of the Mortgage Loans. Such right will include, without limitation, the right to terminate PHH under the Purchase, Warranties and Servicing Agreement as provided therein, the right to receive all remittances required to be made by PHH under the Purchase, Warranties and Servicing Agreement, the right to receive all monthly reports and other data required to be delivered by PHH under the Purchase, Warranties and Servicing Agreement, the right to examine the books and records of PHH, indemnification rights, and the right to exercise certain rights of consent and approval relating to actions taken by PHH. In connection therewith, PHH hereby agrees to make all remittances required under the Purchase, Warranties and Servicing Agreement with respect to the Mortgage Loans to the Master Servicer for the benefit of the Assignee in accordance with the following wire transfer instructions:

          Bear Stearns BSABS I 2006-AC1 Master Servicer Collection Account Wells Fargo Bank, N.A.
          ABA # 121000248
          Account Name: SAS Clearing
          Account # 3970771416
          For Further Credit to: BSABS I 2006-AC1, Account # 50892200

     It is the intention of the Assignor, PHH, Bishop's Gate and the Assignee that this Agreement will be a separate and distinct servicing agreement between the Assignee and PHH, to the extent of the Mortgage Loans, and shall be binding upon and for the benefit of the respective successors and assigns of the parties hereto. None of PHH, Bishop's Gate or the Assignor shall amend or agree to amend, modify, waive, or otherwise alter any of the terms or provisions of the Purchase, Warranties and Servicing Agreement which amendment, modification, waiver or other alteration would in any way affect the Mortgage Loans without the prior written consent of the Assignee.

     9. Notwithstanding any term hereof to the contrary, the execution and delivery of the AAR Agreement by the Assignee is solely in its capacity as trustee for Bear Stearns Asset Backed Securities I Trust 2006-AC1 and not individually, and any recourse against the Assignee in respect of any obligations it may have under or pursuant to the terms of this AAR Agreement shall be limited solely to the assets it may hold as trustee of Bear Stearns Asset Backed Securities I Trust 2006-AC1.

     PHH shall indemnify and hold harmless the Assignor, each affiliate of the Assignor, Bear Stearns Asset Backed Securities I LLC ("BSABS I"), the Assignor, Bear, Stearns & Co. Inc. (the "Underwriter") and each affiliate of the Underwriter, each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

          i. (A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under Section
               11.18 of the Servicing Agreement by or on behalf of PHH, or provided under Section 11.18 of the Servicing Agreement by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

          ii. any breach by PHH of its obligations under this Section 11.18, including particularly any failure by PHH, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Section 11.18, including any failure by PHH to identify pursuant to Section 11.20 any Subcontractor "participating in the servicing function" within the meaning of Item 1122 of Regulation AB;

          iii. any  breach  by  PHH of a representation or warranty set forth in
               Section 3.01 of the Servicing Agreement or in a writing furnished pursuant to Section 3.01(q) of the Servicing Agreement and made as of a date prior to the closing date of the related Pass-Through Transfer, to the extent that such breach is not cured by such closing date, or any breach by PHH of a representation or warranty in a writing furnished pursuant to
               Section 3.01(q) of the Servicing Agreement to the extent made as of a date subsequent to such closing date; or

          iv. the negligence bad faith or willful misconduct of PHH in connection with its performance under this Section 11.18.

     If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then PHH agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and PHH on the other.

     In the case of any failure of performance described in Section 11.18 of the Servicing Agreement, the Company shall promptly reimburse the Underwriter, BSABS I and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by the Company, any Subservicer, any Subcontractor or any Third-Party Originator.

     This indemnification shall survive the termination of this AAR Agreement or the termination of any party to this AAR Agreement.

Modification  of  the Purchase,  Warranties  and  Servicing  Agreement
----------------------------------------------------------------------

     10. The Assignor and PHH hereby amend the Purchase, Warranties and Servicing Agreement as follows:

     (a) The following definitions shall be added to Section 1.01 of the Purchase, Warranties and Servicing Agreement:

          Assignee:  U.S.  Bank National Association, as trustee for the holders
          --------
          of Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1.

          BSABS  I:  Bear  Stearns  Asset  Backed  Securities  I  LLC.
          --------

          Commission  or  SEC:  The  United  States  Securities  and  Exchange
          -------------------
          Commission.

          Depositor:  The  depositor,  as such term is defined in Regulation AB,
          ---------
          with  respect  to  any  Securitization  Transaction.

          Exchange  Act:  The  Securities  Exchange  Act  of  1934,  as amended.
          -------------

          Master  Servicer:  With respect to any Securitization Transaction, the
          ----------------
          "master servicer," if any, identified in the related transaction documents.
     -

          Nonrecoverable  Advance:  Any  advance previously made by the Servicer
          -----------------------
          pursuant to Section 5.03 or any Servicing Advance which, in the good faith judgment of the Servicer, may not be ultimately recoverable by the Servicer from Liquidation Proceeds or otherwise. The determination by the Servicer that it has made a Nonrecoverable Advance, shall be evidenced by an Officer's Certificate of the Servicer delivered to the Purchaser and the Master Servicer and detailing the reasons for such determination.

          Pass-Through  Transfer: Any transaction involving either (1) a sale or
          ----------------------
          other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

          Prepayment  Charge:  Any prepayment premium, penalty or charge payable
          ------------------
          by a Mortgagor in connection with any Principal Prepayment on a Mortgage Loan pursuant to the terms of the related Mortgage Note.

          Qualified  Correspondent: Any Person from which PHH purchased Mortgage
          ------------------------
          Loans, provided that the following conditions are satisfied: (i) such Mortgage Loans were originated pursuant to an agreement between PHH and such Person that contemplated that such Person would underwrite mortgage loans from time to time, for sale to PHH, in accordance with underwriting guidelines designated by PHH ("Designated Guidelines") or guidelines that do not vary materially from such Designated Guidelines; (ii) such Mortgage Loans were in fact underwritten as described in clause (i) above and were acquired by PHH within 180 days after origination; (iii) either (x) the Designated Guidelines were, at the time such Mortgage Loans were originated, used by PHH in origination of mortgage loans of the same type as the Mortgage Loans for PHH's own account or (y) the Designated Guidelines were, at the time such Mortgage Loans were underwritten, designated by PHH on a consistent basis for use by lenders in originating mortgage loans to be purchased by PHH; and (iv) PHH employed, at the time such Mortgage Loans were acquired by PHH, pre-purchase or post-purchase quality assurance procedures (which may involve, among other things, review of a sample of mortgage loans purchased during a particular time period or through particular channels) designed to ensure that Persons from which it purchased mortgage loans properly applied the underwriting criteria designated by PHH.

          Regulation  AB: Subpart 229.1100 - Asset Backed Securities (Regulation
          --------------
          AB), 17 C.F.R. Sec.Sec.229.1100-229.1123, as amended from time to time, and subject to such clarification and interpretation as have been provided by the Commission in the adopting release (Asset-Backed Securities, Securities Act Release No. 33-8518, 70 Fed. Reg. 1,506, 1,531 (Jan. 7, 2005)) or by the staff of the Commission, or as may be provided by the Commission or its staff from time to time.

          Securities  Act:  The  Securities  Act  of  1933,  as  amended.
          ---------------

          Securitization  Transaction:  Any  transaction  involving either (1) a
          ---------------------------
          sale or other transfer of some or all of the Mortgage Loans directly or indirectly to an issuing entity in connection with an issuance of publicly offered or privately placed, rated or unrated mortgage-backed securities or (2) an issuance of publicly offered or privately placed, rated or unrated securities, the payments on which are determined primarily by reference to one or more portfolios of residential mortgage loans consisting, in whole or in part, of some or all of the Mortgage Loans.

          Servicing  Criteria:  As  of any date of determination, the "servicing
          -------------------
          criteria" set forth in Item 1122(d) of Regulation AB, or any amendments thereto, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit N for convenience of reference only. In the event of a conflict or inconsistency between the terms of Exhibit N and the text of Item 1122(d) of Regulation AB, the text of Item 1122(d) of Regulation AB shall control (or those Servicing Criteria otherwise mutually agreed to by the Purchaser, PHH and any Person that will be responsible for signing any Sarbanes Certification with respect to a Securitization Transaction in response to evolving interpretations of Regulation AB and incorporated into a revised Exhibit N).

          Static  Pool Information: Static pool information as described in Item
          ------------------------
          1105(a)(1)-  (3)  and  1105(c)  of  Regulation  AB.

          Subcontractor:  Any  vendor, subcontractor or other Person that is not
          -------------
          responsible for the overall servicing (as "servicing" is commonly understood by participants in the mortgage-backed securities market) of Mortgage Loans but performs one or more discrete functions identified in Item 1122(d) of Regulation AB with respect to Mortgage Loans under the direction or authority of PHH or a Subservicer.

          Securities  Administrator:  Wells  Fargo  Bank, N.A., or any successor
          ------------------------
          thereto.

          Third-Party  Originator:  Each  Person,  other  than  a  Qualified
          -----------------------
          Correspondent,  that  originated  Mortgage  Loans  acquired  by  PHH.

          Trustee:  U.S.  Bank  National  Association.
          -------

     (b) The definition of Business Day in Section 1.01 is deleted in its entirety and replaced with the following:

     Business Day: Any day other than: (i) a Saturday or Sunday, or (ii) a legal
     ------------
holiday in the States of New York, New Jersey, Maryland or Minnesota, or (iii) a day on which banks in the States of New York, New Jersey, Maryland or Minnesota are authorized or obligated by law or executive order to be closed.

     (c) The definition of Principal Prepayment in Section 1.01 is deleted in its entirety and replaced with the following:

     Principal  Prepayment:  Any  payment  or  other  recovery of principal on a
     ---------------------
Mortgage Loan full or partial which is received in advance of its scheduled Due Date, including any Prepayment Charge and which is not accompanied by an amount of interest representing scheduled interest due on any date or dates in any month or months subsequent to the month of prepayment.

     (d) The definition of Subservicer in Section 1.01 is deleted in its entirety and replaced with the following:

     Subservicer:  Any  Person  that services Mortgage Loans on behalf of PHH or
     -----------
any Subservicer and is responsible for the performance (whether directly or through Subservicers or Subcontractors) of a substantial portion of the material servicing functions required to be performed by PHH under this Agreement or any Reconstitution Agreement that are identified in Item 1122(d) of Regulation AB.

     (e) Article III of the Agreement is hereby amended effective as of the date hereof by adding the following after the second sentence of Section 3.01(n):

     There has been no change in the servicing policies and procedures of the Servicer since the date of the Servicer's financial information that would have a material adverse effect on its ability to perform its obligations under this Agreement.

     (f) Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(p):

     (p) As of the date of each Pass-Through Transfer, and except as has been otherwise disclosed to the Purchaser, any Master Servicer and any
Depositor: (1) no default or servicing related performance trigger has occurred as to any other securitization due to any act or failure to act of the Servicer;
(2) no material noncompliance with applicable servicing criteria as to any other securitization has been disclosed or reported by the Servicer; (3) the Servicer has not been terminated as servicer in a residential mortgage loan securitization, either due to a servicing default or to application of a servicing performance test or trigger; (4) no material changes to the Servicer's servicing policies and procedures for similar loans has occurred in the preceding three years; (5) there are no aspects of the Servicer's financial condition that could have a material adverse impact on the performance by the Servicer of its obligations hereunder; (6) there are no legal proceedings pending, or known to be contemplated by governmental authorities, against the Servicer that could be material to investors in the securities issued in such Pass-Through Transfer; and (7) there are no affiliations, relationships or transactions relating to the Servicer of a type that are described under Item 1119 of Regulation AB.

     (g) Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.01(q):

     (q) If so requested by the Purchaser or any Depositor on any date, PHH shall, within five Business Days following such request, confirm in writing the accuracy of the representations and warranties set forth in Section 3.01(p) of this Section or, if any such representation and warranty is not accurate as of the date of such request, provide reasonably adequate disclosure of the pertinent facts, in writing, to the requesting party.

     (h) The Subsection 3.02(nn) of the Purchase, Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

     (nn) The Mortgagor has not notified the Servicer, and the Servicer has no knowledge of any relief requested or allowed to the Mortgagor under the Servicemembers Civil Relief Act;

     (i) Article III of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 3.02(bbb):

     With respect to each Mortgage Loan, information regarding the borrower credit files related to such Mortgage Loan has been furnished to credit reporting agencies in compliance with the provisions of the Fair Credit
Reporting  Act  and  the  applicable  implementing  regulations.

     (j) Article IV of the Agreement is hereby amended effective as of the date hereof by adding the following after the second sentence of Section 4.01:

     The Servicer shall furnish information regarding the borrower credit files related to such Mortgage Loan to credit reporting agencies in compliance with the provisions of the Fair Credit Reporting Act and the applicable implementing regulations.

     (k) The last paragraph in Section 4.02 of the Purchase, Warranties and Servicing Agreement is deleted and replaced with the following:

     The Servicer shall not waive any Prepayment Charge unless: (i) the enforceability thereof shall have been limited by bankruptcy, insolvency, moratorium, receivership and other similar laws relating to creditors' rights generally, (ii) the enforcement thereof is illegal, or any local, state or federal agency has threatened legal action if the prepayment penalty is enforced, (iii) the mortgage debt has been accelerated in connection with a foreclosure or other involuntary payment or (iv) such waiver is standard and customary in servicing similar Mortgage Loans and relates to a default or a reasonably foreseeable default and would, in the reasonable judgment of the Servicer, maximize recovery of total proceeds taking into account the value of such Prepayment Charge and the related Mortgage Loan. If a Prepayment Charge is waived, but does not meet the standards described above, then the Servicer is required to pay the amount of such waived Prepayment Charge by remitting such amount to the Master Servicer by the Distribution Date.

     (l) Article IV of the Agreement is hereby amended effective as of the date hereof by revising the first paragraph of Section 4.03 by adding the following after the first sentence:

     In determining the delinquency status of any Mortgage Loan, the Servicer will use delinquency recognition policies as described to and approved by the Purchaser, and shall revise these policies as requested by the Purchaser from time to time.

     (m) Article V of the Agreement is hereby amended effective as of the date hereof by deleting Section 5.02 in its entirety and replacing it with the following:

     Section  5.02     Statements  to  the  Purchaser.
                       ------------------------------

          On or before the fifth (5th) Business Day of each month during the term hereof, the Servicer shall deliver to the Purchaser monthly accounting reports substantially in the form of Exhibit E and Exhibit F attached hereto with respect to the most recently ended Due Period, or in such other forms as may be mutually agreed upon by Servicer and Master Servicer. Such monthly accounting reports shall include information as to the aggregate Unpaid Principal Balance of all Mortgage Loans, the scheduled amortization of all Mortgage Loans, any delinquencies and the amount of any Principal Prepayments as of the most recently ended Record Date, and the status of all other collection efforts with respect to each Mortgage Loan, and all realized losses detailed on a Form 332, attached as Exhibit O, or in such other form as may be mutually agreed upon by the Servicer and any related Master Servicer. Such monthly reports shall be delivered to Purchaser in a mutually acceptable electronic format.

          The Servicer shall furnish to the Purchaser during the term of this Agreement such periodic, special or other reports, information or documentation, whether or not provided for herein, as shall be reasonably requested by the Purchaser with respect to Mortgage Loans or REO Properties (provided, the Purchaser shall have given the Servicer reasonable notice and opportunity to prepare such reports, information or documentation), including any reports, information or documentation reasonably required to comply with any regulations of any governmental agency or body having jurisdiction over the Purchaser (including but not limited to Items 11.22, 11.23 and 11.24 of Regulation AB), all such reports or information to be as provided by and in accordance with such applicable instructions and directions as the Purchaser may reasonably request. The Servicer agrees to execute and deliver all such instruments and take all such action as the Purchaser, from time to time, may reasonably request in order to effectuate the purposes and to carry out the terms of this Agreement.

     The Servicer shall prepare and file any and all information statements or other filings required to be delivered to any governmental taxing authority or to Purchaser pursuant to any applicable law with respect to the Mortgage Loans and the transactions contemplated hereby. In addition, the Servicer shall provide Purchaser with such information concerning the Mortgage Loans as is necessary for Purchaser to prepare its federal income tax return as Purchaser may reasonably request from time to time.

     In addition, not more than sixty (60) days after the end of each calendar year, the Servicer shall furnish to each Person who was a Purchaser at any time during such calendar year an annual statement in accordance with the requirements of applicable federal income tax law as to the aggregate of remittances for the applicable portion of such year.

     (n) The following is added as Subsection 4.05(ix) of the Purchase, Warranties and Servicing Agreement:

     (ix)  to  reimburse  itself  for  any  Nonrecoverable  Advances.

     (o) Section 6.04 of the Purchase, Warranties and Servicing Agreement is deleted in its entirety and replaced with the following:

          Section  6.04     Annual  Statement  as  to  Compliance;  Annual
                            ----------------------------------------------
Certification.
-------------

     (a) The Servicer will deliver to the Purchaser and any Master Servicer, not later than March 1st of each calendar year beginning in 2007, an Officers' Certificate acceptable to the Purchaser (an "Annual Statement of Compliance") stating, as to each signatory thereof, that (i) a review of the activities of the Servicer during the preceding calendar year (or applicable period thereof) and of performance under this Agreement or other applicable servicing agreement has been made under such officers' supervision and (ii) to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement or other applicable servicing agreement during such period in all material respects throughout such calendar year, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof. Such Annual Statement of Compliance shall contain no restrictions or limitations on its use. Copies of such statement shall be provided by the Servicer to the Purchaser upon request and by the Purchaser to any Person identified as a prospective purchaser of the Mortgage Loans. In the event that the Servicer has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Servicer shall deliver an officer's certificate (an "Annual Certification") of the Subservicer as described above as to each Subservicer as and when required with respect to the Servicer.

     (b) With respect to any Mortgage Loans that are the subject of a Pass-Through Transfer, by March 1st of each calendar year beginning in 2007, an officer of the Servicer shall execute and deliver an Annual Certification to the Purchaser, any Master Servicer and any related Depositor for the benefit of each such entity and such entity's affiliates and the officers, directors and agents of any such entity and such entity's affiliates, in the form attached hereto as Exhibit J. In the event that the Servicer has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, the Servicer shall deliver an Annual Certification of the Subservicer as described above as to each Subservicer as and when required with respect to the Servicer.

     (c) If the Servicer cannot deliver the related Annual Statement of Compliance or Annual Certification by March 1st of such year, the Purchaser, at its sole option, may permit a cure period for the Servicer to deliver such Annual Statement of Compliance or Annual Certification, but in no event later than March 10th of such year.

     Failure of the Servicer to timely comply with this Section 6.04 shall be deemed an Event of Default, automatically, without notice and without any cure period, unless otherwise agreed to by the Purchaser as set forth in Section 6.04(c) and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Servicer under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Servicer for the same, as provided in Section 9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

     (p)     Section  6.05  shall  be  deleted, and replaced with the following:

     Section  6.05     [Reserved].

     (q) Article VI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 6.07:

     Section  6.07     Assessment  of  Compliance  with  Servicing  Criteria.
                       -----------------------------------------------------

     On and after January 1, 2006, the Servicer shall service and administer, and shall cause each subservicer to servicer or administer, the Mortgage Loans in accordance with all applicable requirements of the Servicing Criteria.

     With respect to any Mortgage Loans that are the subject of a Pass-Through Transfer, the Servicer shall deliver to the Purchaser or its designee, any Master Servicer and any Depositor on or before March 1st of each calendar year beginning in 2007, a report (an "Assessment of Compliance") reasonably satisfactory to the Purchaser, any Master Servicer and any Depositor regarding the Servicer's assessment of compliance with the Servicing Criteria during the preceding calendar year as required by Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122 of Regulation AB, or as otherwise required by the Master Servicer, which as of the date hereof, require a report by an authorized officer of the Servicer that contains the following:

     (a) A statement by such officer of its responsibility for assessing compliance with the Servicing Criteria applicable to the Servicer;

     (b) A statement by such officer that such officer used the Servicing Criteria to assess compliance with the Servicing Criteria applicable to the Servicer;

     (c) An assessment by such officer of the Servicer's compliance with the applicable Servicing Criteria for the period consisting of the preceding calendar year, including disclosure of any material instance of noncompliance with respect thereto during such period, which assessment shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer, that are backed by the same asset type as the Mortgage Loans;

     (d) A statement that a registered public accounting firm has issued an attestation report on the Servicer's Assessment of Compliance for the period consisting of the preceding calendar year; and

     (e) A statement as to which of the Servicing Criteria, if any, are not applicable to the Servicer, which statement shall be based on the activities it performs with respect to asset-backed securities transactions taken as a whole involving the Servicer, that are backed by the same asset type as the Mortgage Loans.

     Such report at a minimum shall address each of the Servicing Criteria in Exhibit N hereto identified as applicable to the Servicer delivered to the Purchaser concurrently with the execution of this Agreement.

     With respect to any Mortgage Loans that are the subject of a Pass-Through Transfer, on or before March 1st of each calendar year beginning in 2007, PHH shall furnish to the Purchaser or its designee, any Master Servicer and any Depositor a report (an "Attestation Report") by a registered public accounting firm that attests to, and reports on, the Assessment of Compliance made by the Servicer, as required by Rules 13a-18 and 15d-18 of the Exchange Act and Item 1122(b) of Regulation AB, or as otherwise required by the Master Servicer, which Attestation Report must be made in accordance with standards for attestation reports issued or adopted by the Public Company Accounting Oversight Board.

     The Servicer shall cause each Subservicer, and each Subcontractor determined by the Servicer pursuant to Section 11.19 to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, to deliver to the Purchaser, any Master Servicer and any Depositor an assessment of compliance and accountants' attestation as and when provided in Sections 6.07.

     If the Servicer cannot deliver the related Assessment of Compliance or Attestation Report by March 1st of such year, the Purchaser, at its sole option, may permit a cure period for the Servicer to deliver such Assessment of Compliance or Attestation Report, but in no event later than March 10th of such year.

     Failure of the Servicer to timely comply with this Section 6.07 shall be deemed an Event of Default, automatically, without notice and without any cure period, unless otherwise agreed to by the Purchaser as described herein, and Purchaser may, in addition to whatever rights the Purchaser may have under Sections 3.03 and 8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of the Servicer under this Agreement and in and to the Mortgage Loans and the proceeds thereof without compensating the Servicer for the same, as provided in Section
9.01. Such termination shall be considered with cause pursuant to Section 10.01 of this Agreement. This paragraph shall supercede any other provision in this Agreement or any other agreement to the contrary.

     (r) Article VI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 6.08:

     Section  6.08     Intent  of  the  Parties;  Reasonableness.
                       -----------------------------------------

     The Purchaser and PHH acknowledge and agree that a purpose of Sections 3.01(p), 5.02, 6.04,6.07 and 11.18 of this Agreement is to facilitate compliance by the Purchaser and any Depositor with the provisions of Regulation AB and related rules and regulations of the Commission. None of the Purchaser, any Master Servicer or any Depositor shall exercise its right to request delivery of information or other performance under these provisions other than in good faith, or for purposes other than compliance with the Securities Act, the Exchange Act and the rules and regulations of the Commission thereunder. The Company acknowledges that interpretations of the requirements of Regulation AB may change over time, whether due to interpretive guidance provided by the Commission or its staff, consensus among participants in the asset-backed securities markets, advice of counsel, or otherwise, and agrees to comply with requests made by the Purchaser, any Master Servicer or any Depositor in good faith for delivery of information under these provisions on the basis of evolving interpretations of Regulation AB. In connection with any Pass-Through Transfer, PHH shall cooperate fully with the Purchaser and any Master Servicer to deliver to the Purchaser (including any of its assignees or designees), and Master Servicer and any Depositor, any and all statements, reports, certifications, records and any other information necessary in the good faith determination of the Purchaser, any Master Servicer or any Depositor to permit the Purchaser, any Master Servicer or such Depositor to comply with the provisions of Regulation AB, together with such disclosures relating to PHH, any Subservicer, any Third-Party Originator and the Mortgage Loans, or the servicing of the Mortgage Loans, reasonably believed by the Purchaser or any Depositor to be necessary in order to effect such compliance.

     (s)     The  following  shall  be  added as the second paragraph of Section
8.01  of  the  Purchase,  Warranties  and  Servicing  Agreement.

     "The Master Servicer shall indemnify and hold harmless the Servicer and its affiliates, and in each case, its officers, directors and agents from and against any losses, damages, penalties, fines, forfeitures, reasonable legal fees and related costs, judgments and other costs and expenses arising out of or based upon a breach by the Master Servicer or any of its officers, directors, agents or affiliates of its obligations in connection with the preparation, filing and certification of any Form 10-K under Section 3.18 of the Pooling and Servicing Agreement or the negligence, bad faith or willful misconduct of the Master Servicer in connection therewith. In addition, the Master Servicer shall indemnify and hold harmless the Servicer and its affiliates, and in each case, its officers, directors and agents from and against any losses, damages, penalties, fines, forfeitures, reasonable legal fees and related costs, judgments and other costs and expenses arising out of or based upon a breach by any Servicer (as defined in the Pooling and Servicing Agreement), other than the Servicer (as defined in this Agreement), of its obligations in connection with any back-up certification (or any other back-up documents) to any certification of any Form 10-K required to be provided by the Master Servicer, but solely to the extent the Master Servicer receives amounts from such Servicer in connection with any indemnification provided by such Servicer (in each case as defined in the Pooling and Servicing Agreement) to the Master Servicer."

     (t) Article IX of the Agreement is hereby amended effective as of the date hereof by deleting the first sentence of the last paragraph of Section 9.01 and replacing it with the following (new text underlined):

     Then, and in each and every such case, so long as an Event of Default shall not have been remedied, the Purchaser, by notice in writing to PHH (except in the  case  of  an Event of Default under clauses (iii), (iv) or (v) above, or as
                                                                           -----
otherwise  stated  herein, in which case, automatically and without notice) may,
-------------------------
in  addition  to  whatever rights the Purchaser may have under Sections 3.03 and
8.01 and at law or equity or to damages, including injunctive relief and specific performance, terminate all the rights and obligations of PHH (and if
                                                                         -------
PHH  is  servicing  any  of  the Mortgage Loans in a Securitization Transaction,
--------------------------------------------------------------------------------
appoint  a  successor  servicer reasonably acceptable to any Master Servicer for
--------------------------------------------------------------------------------
such Securitization Transaction) under this Agreement and in and to the Mortgage
--------------------------------
Loans  and  the  proceeds  thereof  without  compensating  PHH  for  the  same.

     (u) Article IX of the Agreement is hereby amended effective as of the date hereof by adding the following at the end of the last paragraph of Section 9.01:

     The Company shall promptly reimburse the Purchaser (or any designee of the Purchaser, such as a master servicer) and any Depositor, as applicable, for all reasonable expenses incurred by the Purchaser (or such designee) or such Depositor, as such are incurred, in connection with the termination of PHH as servicer and the transfer of servicing of the Mortgage Loans to a successor servicer. The provisions of this paragraph shall not limit whatever rights the Purchaser or any Depositor may have under other provisions of this Agreement and/or any applicable Reconstitution Agreement or otherwise, whether in equity or at law, such as an action for damages, specific performance or injunctive relief.

     (v) Section 11.04 of the Purchase, Warranties and Servicing Agreement shall be deleted in its entirety and replaced with the following:

     This Agreement and the related Confirmation shall be construed in accordance with the substantive laws of the State of New York (without regard to conflict of laws principles other than Section 5-1401 of the New York General Obligations Law) and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws, except to the extent preempted by federal law.

     (w) Article XI of the Agreement is hereby amended effective as of the date hereof by restating Section 11.18 in its entirety as follows:

     Section  11.18.     Cooperation  of  Company  with  a  Reconstitution.
                         -------------------------------------------------

     The Company and the Purchaser agree that with respect to some or all of the Mortgage Loans, on or after the related Closing Date, on one or more dates (each a "Reconstitution Date") at the Purchaser's sole option, the Purchaser may effect a sale (each, a "Reconstitution") of some or all of the Mortgage Loans then subject to this Agreement, without recourse, to:

     (a) one or more third party purchasers in one or more in whole loan transfers (each, a "Whole Loan Transfer"); or

     (b) one or more trusts or other entities to be formed as part of one or more Pass-Through Transfers.

     The Company agrees to execute in connection with any agreements among the Purchaser, PHH, and any servicer in connection with a Whole Loan Transfer, an Assignment, Assumption and Recognition Agreement substantially in the form of Exhibit D hereto, or, at Purchaser's request, a seller's warranties and servicing agreement or a participation and servicing agreement or similar agreement in form and substance reasonably acceptable to the parties, and in connection with a Pass-Through Transfer, a pooling and servicing agreement in form and substance reasonably acceptable to the parties, (collectively the agreements referred to herein are designated, the "Reconstitution Agreements"). It is understood that any such Reconstitution Agreements will not contain any greater obligations on the part of Company than are contained in this Agreement. Notwithstanding anything to the contrary in this Section 11.18, PHH agrees that it is required to perform the obligations described in Exhibit K hereto.

     With respect to each Whole Loan Transfer and each Pass-Through Transfer entered into by the Purchaser, PHH agrees (1) to cooperate fully with the Purchaser and any prospective purchaser with respect to all reasonable requests and due diligence procedures; (2) to execute, deliver and perform all Reconstitution Agreements required by the Purchaser as are customary in the industry; (3) to restate the representations and warranties set forth in this Agreement as of the settlement or closing date in connection with such Reconstitution (each, a "Reconstitution Date").

     In addition, PHH shall provide to such servicer or issuer, as the case may be, and any other participants in such Reconstitution:

     (i) any and all information and appropriate verification of information which may be reasonably available to PHH, whether through letters of its auditors and counsel or otherwise, as the Purchaser or any such other participant shall request upon reasonable demand;

     (ii) such additional representations, warranties, covenants, opinions of counsel, letters from auditors, and certificates of public officials or officers of PHH as are reasonably agreed upon by PHH and the Purchaser or any such other participant;

     (iii) within 5 Business Days after request by the Purchaser, the information with respect to PHH (as originator) and each Third-Party Originator of the Mortgage Loans as required under Item 1110(a) and (b) of Regulation AB, a summary of the requirements of which has of the date hereof is attached hereto as Exhibit M for convenience of reference only, as determined by Purchaser in its sole reasonable discretion. If requested by the Purchaser, this will include information about the applicable credit-granting or underwriting criteria;

     (iv) within 5 Business Days after request by the Purchaser, PHH shall provide (or, as applicable, cause each Third-Party Originator to provide) Static Pool Information with respect to the mortgage loans (of a similar type as the Mortgage Loans, as reasonably identified by the Purchaser as provided below) originated by (i) PHH, if PHH is an originator of Mortgage Loans (including as an acquirer of Mortgage Loans from a Qualified Correspondent), and/or (ii) each Third-Party Originator. Such Static Pool Information shall be prepared by PHH (or Third-Party Originator) on the basis of its reasonable, good faith interpretation of the requirements of Item 1105(a)(1)-(3) and (c) of Regulation AB. To the extent that there is reasonably available to PHH (or Third-Party Originator) Static Pool Information with respect to more than one mortgage loan type, the Purchaser or any Depositor shall be entitled to specify whether some or all of such information shall be provided pursuant to this paragraph. The content of such Static Pool Information may be in the form customarily provided by PHH, and need not be customized for the Purchaser or any Depositor. Such Static Pool Information for each vintage origination year or prior securitized pool, as applicable, shall be presented in increments no less frequently than quarterly over the life of the mortgage loans included in the vintage origination year or prior securitized pool. The most recent periodic increment must be as of a date no later than 135 days prior to the date of the prospectus or other offering document in which the Static Pool Information is to be included or incorporated by reference. The Static Pool Information shall be provided in an electronic format that provides a permanent record of the information provided, such as a portable document format (pdf) file, or other such electronic format reasonably required by the Purchaser or the Depositor, as applicable;

     (w) within 5 Business Days after request by the Purchaser, information with respect to PHH (as servicer) as required by Item 1108(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit M for convenience of reference only, as determined by Purchaser in its sole discretion. In the event that PHH has delegated any servicing responsibilities with respect to the Mortgage Loans to a Subservicer, PHH shall provide the information required pursuant to this clause with respect to the Subservicer;

     (vi)     within  5  Business  Days  after  request  by  the  Purchaser,

          (a) information regarding any legal proceedings pending (or known to be contemplated) against PHH (as originator and as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1117 of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit M for convenience of reference only, as determined by Purchaser in its sole discretion,

          (b) information regarding affiliations with respect to PHH (as originator and as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1119(a) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit M for convenience of reference only, as determined by Purchaser in its sole discretion, and

          (c) information regarding relationships and transactions with respect to PHH (as originator and as servicer) and each other originator of the Mortgage Loans and each Subservicer as required by Item 1119(b) and (c) of Regulation AB, a summary of the requirements of which as of the date hereof is attached hereto as Exhibit M for convenience of reference only, as determined by Purchaser in its sole discretion;

     (vii) if so requested by the Purchaser, PHH shall provide (or, as applicable, cause each Third-Party Originator to provide), at the expense of the requesting party (to the extent of any additional incremental expense associated with delivery pursuant to this Agreement), such statements and agreed-upon procedures letters of certified public accountants reasonably acceptable to the Purchaser or Depositor, as applicable, pertaining to Static Pool Information relating to prior securitized pools for securitizations closed on or after January 1, 2006 or, in the case of Static Pool Information with respect to PHH's or Third-Party Originator's originations or purchases, to calendar months commencing January 1, 2006, or to any financial information included in any other disclosure provided under this Section 11.18, as the Purchaser or such Depositor shall reasonably request. Such statements and letters shall be addressed to and be for the benefit of such parties as the Purchaser or such Depositor shall designate, which may include, by way of example, any Sponsor, any Depositor and any broker dealer acting as underwriter, placement agent or initial purchaser with respect to a Pass-Through Transfer. Any such statement or letter may take the form of a standard, generally applicable document accompanied by a reliance letter authorizing reliance by the addressees designated by the Purchaser or such Depositor;

     (viii) for the purpose of satisfying the reporting obligation under the Exchange Act with respect to any class of asset-backed securities, PHH shall (or shall cause each Subservicer and Third-Party Originator to) (i) provide prompt notice to the Purchaser, any Master Servicer and any Depositor in writing of (A) any material litigation or governmental proceedings involving PHH, any Subservicer or any Third-Party Originator, (B) any affiliations or relationships that develop following the closing date of a Securitization Transaction between PHH, any Subservicer or any Third-Party Originator and any of the parties specified in clause (D) of paragraph (a) of this Section (and any other parties identified in writing by the requesting party) with respect to such Securitization Transaction, (C) any Event of Default under the terms of this Agreement or any Reconstitution Agreement, (D) any merger, consolidation or sale of substantially all of the assets of PHH, and (E) PHH's entry into an agreement with a Subservicer to perform or assist in the performance of any of PHH's obligations under this Agreement or any Reconstitution Agreement and (ii) provide to the Purchaser and any Depositor a description of such proceedings, affiliations or relationships;

     All notification pursuant to this Section 11.18(viii), other than those pursuant to Section 11.18(viii)(i)(A), should be sent to:

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     With  a  copy  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     Notifications  pursuant  to  Section  11.18(viii)(i)(A)  should be sent to:

     EMC  Mortgage  Corporation
     Two  Mac  Arthur  Ridge
     909  Hidden  Ridge  Drive,  Suite  200
     Irving,  TX  75038
     Attention:  Associate  General  Counsel  for  Loan  Administration
     Facsimile:  (972)  831-2555

     With  copies  to:

     Bear,  Stearns  &  Co.  Inc.
     383  Madison  Avenue,  3rd  Floor
     New,  York,  NY  10179
     Attention:  Global  Credit  Administration
     Facsimile:  (212)  272-6564

     EMC  Mortgage  Corporation
     2780  Lake  Vista  Drive
     Lewisville,  TX  75067-3884
     Attention:  Conduit  Seller  Approval  Dept.
     Facsimile:  (214)  626-3751
     Email:  sellerapproval@bear.com

     (ix) as a condition to the succession to PHH or any Subservicer as servicer or subservicer under this Agreement or any Reconstitution Agreement by any Person (i) into which PHH or such Subservicer may be merged or consolidated, or
(ii) which may be appointed as a successor to PHH or any Subservicer, PHH shall provide to the Purchaser, any Master Servicer and any Depositor, at least 15 calendar days prior to the effective date of such succession or appointment, (x) written notice to the Purchaser and any Depositor of such succession or appointment and (y) in writing and in form and substance reasonably satisfactory to the Purchaser and such Depositor, all information reasonably requested by the Purchaser or any Depositor in order to comply with its reporting obligation under Item 6.02 of Form 8-K with respect to any class of asset-backed securities;

     (x) in addition to such information as PHH, as servicer, is obligated to provide pursuant to other provisions of this Agreement, not later than ten days prior to the deadline for the filing of any distribution report on Form 10-D in respect of any Securitization Transaction that includes any of the Mortgage Loans serviced by PHH or any Subservicer, PHH or such Subservicer, as applicable, shall, to the extent PHH or such Subservicer has knowledge, provide to the party responsible for filing such report (including, if applicable, the Master Servicer) notice of the occurrence of any of the following events along with all information, data, and materials related thereto as may be required to be included in the related distribution report on Form 10-D (as specified in the provisions of Regulation AB referenced below):

               (A) any material modifications, extensions or waivers of pool asset terms, fees, penalties or payments during the distribution period or that have cumulatively become material over time (Item 1121(a)(11) of Regulation AB);

               (B) material breaches of pool asset representations or warranties or transaction covenants (Item 1121(a)(12) of Regulation AB); and

               (C) information regarding new asset-backed securities issuances backed by the same pool assets, any pool asset changes (such as, additions, substitutions or repurchases), and any material changes in origination, underwriting or other criteria for acquisition or selection of pool assets (Item 1121(a)(14) of Regulation AB); and

     (xi) PHH shall provide to the Purchaser, any Master Servicer and any Depositor, evidence of the authorization of the person signing any certification or statement, copies or other evidence of Fidelity Bond Insurance and Errors and Omission Insurance policy, financial information and reports, and such other information related to PHH or any Subservicer or PHH or such Subservicer's performance hereunder.

     In the event of a conflict or inconsistency between the terms of Exhibit M and the text of the applicable Item of Regulation AB as cited above, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

     The Company shall indemnify the Purchaser, each affiliate of the Purchaser, and each of the following parties participating in a Pass-Through Transfer: each sponsor and issuing entity; each Person (including, but not limited to, any Master Servicer, if applicable) responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Pass-Through Transfer, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Pass-Through Transfer; each broker dealer acting as underwriter, placement agent or initial purchaser, each Person who controls any of such parties or the Depositor (within the meaning of Section 15 of the Securities Act and Section 20 of the Exchange Act); and the respective present and former directors, officers, employees, agents and affiliates of each of the foregoing and of the Depositor (each, an "Indemnified Party"), and shall hold each of them harmless from and against any claims, losses, damages, penalties, fines, forfeitures, legal fees and expenses and related costs, judgments, and any other costs, fees and expenses that any of them may sustain arising out of or based upon:

     (i)(A) any untrue statement of a material fact contained or alleged to be contained in any information, report, certification, data, accountants' letter or other material provided under this Section 11.18 by or on behalf of PHH, or provided under this Section 11.18 by or on behalf of any Subservicer, Subcontractor or Third-Party Originator (collectively, the "Company Information"), or (B) the omission or alleged omission to state in the Company Information a material fact required to be stated in the Company Information or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, by way of clarification, that clause (B) of this paragraph shall be construed solely by reference to the Company Information and not to any other information communicated in connection with a sale or purchase of securities, without regard to whether the Company Information or any portion thereof is presented together with or separately from such other information;

     (ii) any breach by PHH of its obligations under this Section 11.18, including particularly any failure by PHH, any Subservicer, any Subcontractor or any Third-Party Originator to deliver any information, report, certification, accountants' letter or other material when and as required under this Section 11.18, including any failure by PHH to identify pursuant to Section 11.19 any Subcontractor "participating in the servicing function" within the meaning of
Item  1122  of  Regulation  AB;

     (iii)  any  breach  by  PHH  of  a  representation or warranty set forth in
Section 3.01 or in a writing furnished pursuant to Section 3.01(q) and made as of a date prior to the closing date of the related Pass-Through Transfer, to the extent that such breach is not cured by such closing date, or any breach by PHH of a representation or warranty in a writing furnished pursuant to Section 3.01(q) to the extent made as of a date subsequent to such closing date; or

     (iv) the negligence bad faith or willful misconduct of PHH in connection with its performance under this Section 11.18.

     If the indemnification provided for herein is unavailable or insufficient to hold harmless an Indemnified Party, then PHH agrees that it shall contribute to the amount paid or payable by such Indemnified Party as a result of any claims, losses, damages or liabilities incurred by such Indemnified Party in such proportion as is appropriate to reflect the relative fault of such Indemnified Party on the one hand and PHH on the other.

     In the case of any failure of performance described above, PHH shall promptly reimburse the Purchaser, any Depositor, as applicable, and each Person responsible for the preparation, execution or filing of any report required to be filed with the Commission with respect to such Securitization Transaction, or for execution of a certification pursuant to Rule 13a-14(d) or Rule 15d-14(d) under the Exchange Act with respect to such Securitization Transaction, for all costs reasonably incurred by each such party in order to obtain the information, report, certification, accountants' letter or other material not delivered as required by PHH, any Subservicer, any Subcontractor or any Third-Party Originator.

     This indemnification shall survive the termination of this Agreement or the termination of any party to this Agreement.

     All Mortgage Loans not sold or transferred pursuant to a Reconstitution shall remain subject to, and serviced in accordance with the terms of, this Agreement and the related Term Sheet, and with respect thereto this Agreement and the related Term Sheet shall remain in full force and effect.

     (x) Article XI of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 11.19:

     Section  11.19.  Use  of  Subservicers  and  Subcontractors.
                      ------------------------------------------

     (a) The Servicer shall not hire or otherwise utilize the services of any Subservicer to fulfill any of the obligations of the Servicer as servicer under this Agreement or any Reconstitution Agreement unless the Servicer complies with the provisions of paragraph (b) of this Section. The Servicer shall not hire or otherwise utilize the services of any Subcontractor, and shall not permit any Subservicer to hire or otherwise utilize the services of any Subcontractor, to fulfill any of the obligations of the Servicer as servicer under this Agreement or any Reconstitution Agreement unless the Servicer complies with the provisions of paragraphs (c) and (d) of this Section.

     (b) The Servicer shall cause any Subservicer used by the Servicer (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of this Section and with Sections 3.01(p), 6.04, 6.07 and
11.18 of this Agreement to the same extent as if such Subservicer were the Servicer, and to provide the information required with respect to such Subservicer under Section 11.18(viii) of this Agreement. The Servicer shall be responsible for obtaining from each Subservicer and delivering to the Purchaser, any Master Servicer and any Depositor any Annual Statement of Compliance required to be delivered by such Subservicer under Section 6.04(a), any Assessment of Compliance and Attestation Report required to be delivered by such Subservicer under Section 6.07 and any Annual Certification required under
Section  6.04(b)  as  and  when  required  to  be  delivered.

     (c) The Servicer shall promptly upon request provide to the Purchaser, any Master Servicer and any Depositor (or any designee of the Depositor, such as an administrator) a written description (in form and substance satisfactory to the Purchaser, any Master Servicer and such Depositor) of the role and function of each Subcontractor utilized by PHH or any Subservicer, specifying (i) the identity of each such Subcontractor, (ii) which (if any) of such Subcontractors are "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, and (iii) which elements of the Servicing Criteria will be addressed in assessments of compliance provided by each Subcontractor identified pursuant to clause (ii) of this paragraph.

     (d) As a condition to the utilization of any Subcontractor determined to be "participating in the servicing function" within the meaning of Item 1122 of Regulation AB, the Servicer shall cause any such Subcontractor used by the Servicer (or by any Subservicer) for the benefit of the Purchaser and any Depositor to comply with the provisions of Sections 6.07 and 11.18 of this Agreement to the same extent as if such Subcontractor were PHH. The Servicer shall be responsible for obtaining from each Subcontractor and delivering to the Purchaser and any Depositor any Assessment of Compliance and Attestation Report and the other certificates required to be delivered by such Subservicer and such Subcontractor under Section 6.07, in each case as and when required to be delivered.

     (y) Article XII of the Agreement is hereby amended effective as of the date hereof by adding the following new Section 11.20:

     Section  11.20.  Third-Party  Beneficiary.
                      ------------------------

     For purposes of this Agreement, each Master Servicer shall be considered a third party beneficiary of this Agreement, entitled to all the rights and benefits hereof as if it were a direct party to this Agreement.

     (z) The Agreement is hereby amended effective as of the date hereof by deleting Exhibit E in its entirety and replacing it with the following:

                                    EXHIBIT E
                                    ---------

                       REPORTING DATA FOR DEFAULTED LOANS

                                             STANDARD  FILE LAYOUT - MASTER SERVICING
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
COLUMN NAME                                 DESCRIPTION                        DECIMAL             FORMAT COMMENT         MAX SIZE
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SER_INVESTOR_NBR       A value assigned by the Servicer to define a group               Text up to 10 digits                 20
                       of loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
LOAN_NBR               A unique identifier assigned to each loan by the                 Text up to 10 digits                 10
                       investor.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SERVICER_LOAN_NBR      A unique number assigned to a loan by the Servicer.              Text up to 10 digits                 10
                       This may be different than the LOAN_NBR.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
BORROWER_NAME          The borrower name as received in the file.  It is not            Maximum length of 30 (Last,          30
                       separated by first and last name.                                First)
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SCHED_PAY_AMT          Scheduled monthly principal and scheduled interest         2     No commas(,) or dollar signs ($)     11
                       payment that a borrower is expected to pay, P&I
                       constant.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
NOTE_INT_RATE          The loan interest rate as reported by the Servicer.        4     Max length of 6                       6
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
NET_INT_RATE           The loan gross interest rate less the service fee rate     4     Max length of 6                       6
                       as reported by the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SERV_FEE_RATE          The servicer's fee rate for a loan as reported by the      4     Max length of 6                       6
                       Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SERV_FEE_AMT           The servicer's fee amount for a loan as reported by        2     No commas(,) or dollar signs ($)     11
                       the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
NEW_PAY_AMT            The new loan payment amount as reported by the             2     No commas(,) or dollar signs ($)     11
                       Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
NEW_LOAN_RATE          The new loan rate as reported by the Servicer.             4     Max length of 6                       6
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
ARM_INDEX_RATE         The index the Servicer is using to calculate a             4     Max length of 6                       6
                       forecasted rate.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
ACTL_BEG_PRIN_BAL      The borrower's actual principal balance at the             2     No commas(,) or dollar signs ($)     11
                       beginning of the processing cycle.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
ACTL_END_PRIN_BAL      The borrower's actual principal balance at the end of      2     No commas(,) or dollar signs ($)     11
                       the processing cycle.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
BORR_NEXT_PAY_DUE_D    The date at the end of processing cycle that the                 MM/DD/YYYY                           10
ATE                    borrower's next payment is due to the Servicer, as
                       reported by Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_AMT_1        The first curtailment amount to be applied.                2     No commas(,) or dollar signs ($)     11
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_DATE_1       The curtailment date associated with the first                   MM/DD/YYYY                           10
                       curtailment amount.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
CURT_ADJ_ AMT_1        The curtailment interest on the first curtailment          2     No commas(,) or dollar signs ($)     11
                       amount, if applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_AMT_2        The second curtailment amount to be applied.               2     No commas(,) or dollar signs ($)     11
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_DATE_2       The curtailment date associated with the second                  MM/DD/YYYY                           10
                       curtailment amount.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
CURT_ADJ_ AMT_2        The curtailment interest on the second curtailment         2     No commas(,) or dollar signs ($)     11
                       amount, if applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_AMT_3        The third curtailment amount to be applied.                2     No commas(,) or dollar signs ($)     11
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SERV_CURT_DATE_3       The curtailment date associated with the third                   MM/DD/YYYY                           10
                       curtailment amount.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
CURT_ADJ_AMT_3         The curtailment interest on the third curtailment          2     No commas(,) or dollar signs ($)     11
                       amount, if applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
PIF_AMT                The loan "paid in full" amount as reported by the          2     No commas(,) or dollar signs ($)     11
                       Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
PIF_DATE               The paid in full date as reported by the Servicer.               MM/DD/YYYY                           10
---------------------  ------------------------------------------------------           --------------------------------  --------
ACTION_CODE            The standard FNMA numeric code used to indicate                  Action Code Key:                      2
                       the default/delinquent status of a particular loan.              15=Bankruptcy,
                                                                                        30=Foreclosure, , 60=PIF,
                                                                                        63=Substitution,
                                                                                        65=Repurchase,70=REO
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
INT_ADJ_AMT            The amount of the interest adjustment as reported          2     No commas(,) or dollar signs ($)     11
                       by the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SOLDIER_SAILOR_ADJ_AM  The Soldier and Sailor Adjustment amount, if               2     No commas(,) or dollar signs ($)     11
T                      applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
NON_ADV_LOAN_AMT       The Non Recoverable Loan Amount, if applicable.            2     No commas(,) or dollar signs ($)     11
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
LOAN_LOSS_AMT          The amount the Servicer is passing as a loss, if           2     No commas(,) or dollar signs ($)     11
                       applicable.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SCHED_BEG_PRIN_BAL     The scheduled outstanding principal amount due at          2     No commas(,) or dollar signs ($)     11
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
                       the beginning of the cycle date to be passed through
                       to investors.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SCHED_END_PRIN_BAL     The scheduled principal balance due to investors at        2     No commas(,) or dollar signs ($)     11
                       the end of a processing cycle.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SCHED_PRIN_AMT         The scheduled principal amount as reported by the          2     No commas(,) or dollar signs ($)     11
                       Servicer for the current cycle -- only applicable for
                       Scheduled/Scheduled Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
SCHED_NET_INT          The scheduled gross interest amount less the               2     No commas(,) or dollar signs ($)     11
                       service fee amount for the current cycle as reported
                       by the Servicer -- only applicable for
                       Scheduled/Scheduled Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
ACTL_PRIN_AMT          The actual principal amount collected by the               2     No commas(,) or dollar signs ($)     11
                       Servicer for the current reporting cycle -- only
                       applicable for Actual/Actual Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
ACTL_NET_INT           The actual gross interest amount less the service          2     No commas(,) or dollar signs ($)     11
                       fee amount for the current reporting cycle as
                       reported by the Servicer -- only applicable for
                       Actual/Actual Loans.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
PREPAY_PENALTY_ AMT    The penalty amount received when a borrower                2     No commas(,) or dollar signs ($)     11
                       prepays on his loan as reported by the Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
PREPAY_PENALTY_        The prepayment penalty amount for the loan waived          2     No commas(,) or dollar signs ($)     11
WAIVED                 by the servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
MOD_DATE               The Effective Payment Date of the Modification for               MM/DD/YYYY                           10
                       the loan.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
MOD_TYPE               The Modification Type.                                           Varchar - value can be alpha or      30
                                                                                        numeric
---------------------  ------------------------------------------------------  -------  --------------------------------  --------
DELINQ_P&I_ADVANCE_A   The current outstanding principal and interest             2     No commas(,) or dollar signs ($)     11
MT                     advances made by Servicer.
---------------------  ------------------------------------------------------  -------  --------------------------------  --------

     (aa) The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit F:

                                      EXHIBIT F
                                      ---------

                                        REPORTING DATA FOR DEFAULTED LOANS

                                   STANDARD FILE LAYOUT - DELINQUENCY REPORTING

---------------------------  ----------------------------------------------------------  -------  ----------------
COLUMN/HEADER NAME                                  DESCRIPTION                          DECIMAL   FORMAT COMMENT
---------------------------  ----------------------------------------------------------  -------  ----------------
SERVICER_LOAN_NBR            A unique number assigned to a loan by the Servicer.  This
                             may be different than the LOAN_NBR
---------------------------  ----------------------------------------------------------  -------  ----------------
LOAN_NBR                     A unique identifier assigned to each loan by the
                             originator.
---------------------------  ----------------------------------------------------------  -------  ----------------
CLIENT_NBR                   Servicer Client Number
---------------------------  ----------------------------------------------------------  -------  ----------------
SERV_INVESTOR_NBR            Contains a unique number as assigned by an external
                             servicer to identify a group of loans in their system.
---------------------------  ----------------------------------------------------------  -------  ----------------
BORROWER_FIRST_NAME          First Name of the Borrower.
---------------------------  ----------------------------------------------------------  -------  ----------------
BORROWER_LAST_NAME           Last name of the borrower.
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_ADDRESS                 Street Name and Number of Property
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_STATE                   The state where the  property located.
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_ZIP                     Zip code where the property is located.
---------------------------  ----------------------------------------------------------  -------  ----------------
BORR_NEXT_PAY_DUE_DATE       The date that the borrower's next payment is due to the              MM/DD/YYYY
                             servicer at the end of processing cycle, as reported by
                             Servicer.
---------------------------  ----------------------------------------------------------  -------  ----------------
LOAN_TYPE                    Loan Type (i.e. FHA, VA, Conv)
---------------------------  ----------------------------------------------------------  -------  ----------------
BANKRUPTCY_FILED_DATE        The date a particular bankruptcy claim was filed.                    MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
BANKRUPTCY_CHAPTER_CODE      The chapter under which the bankruptcy was filed.
---------------------------  ----------------------------------------------------------  -------  ----------------
BANKRUPTCY_CASE_NBR          The case number assigned by the court to the bankruptcy
                             filing.
---------------------------  ----------------------------------------------------------  -------  ----------------
POST_PETITION_DUE_DATE       The payment due date once the bankruptcy has been                    MM/DD/YYYY
                             approved by the courts
---------------------------  ----------------------------------------------------------  -------  ----------------
BANKRUPTCY_DCHRG_DISM_DATE   The Date The Loan Is Removed From Bankruptcy. Either                 MM/DD/YYYY
                             by Dismissal, Discharged and/or a Motion For Relief Was
                             Granted.
---------------------------  ----------------------------------------------------------  -------  ----------------
LOSS_MIT_APPR_DATE           The Date The Loss Mitigation Was Approved By The                     MM/DD/YYYY
                             Servicer
---------------------------  ----------------------------------------------------------  -------  ----------------
LOSS_MIT_TYPE                The Type Of Loss Mitigation Approved For A Loan Such
                             As;
---------------------------  ----------------------------------------------------------  -------  ----------------
LOSS_MIT_EST_COMP_DATE       The Date The Loss Mitigation /Plan Is Scheduled To                   MM/DD/YYYY
                             End/Close
---------------------------  ----------------------------------------------------------  -------  ----------------
LOSS_MIT_ACT_COMP_DATE       The Date The Loss Mitigation Is Actually Completed                   MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FRCLSR_APPROVED_DATE         The date DA Admin sends a letter to the servicer with                MM/DD/YYYY
                             instructions to begin foreclosure proceedings.
---------------------------  ----------------------------------------------------------  -------  ----------------
ATTORNEY_REFERRAL_DATE       Date File Was Referred To Attorney to Pursue                         MM/DD/YYYY
                             Foreclosure
---------------------------  ----------------------------------------------------------  -------  ----------------
FIRST_LEGAL_DATE             Notice of 1st legal filed by an Attorney in a Foreclosure            MM/DD/YYYY
                             Action
---------------------------  ----------------------------------------------------------  -------  ----------------
FRCLSR_SALE_EXPECTED_DATE    The date by which a foreclosure sale is expected to                  MM/DD/YYYY
                             occur.
FRCLSR_SALE_DATE             The actual date of the foreclosure sale.                             MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FRCLSR_SALE_AMT              The amount a property sold for at the foreclosure sale.        2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
EVICTION_START_DATE          The date the servicer initiates eviction of the borrower.            MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
EVICTION_COMPLETED_DATE      The date the court revokes legal possession of the                   MM/DD/YYYY
                             property from the borrower.
---------------------------  ----------------------------------------------------------  -------  ----------------
LIST_PRICE                   The price at which an REO property is marketed.                2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
LIST_DATE                    The date an REO property is listed at a particular price.            MM/DD/YYYY
OFFER_AMT                    The dollar value of an offer for an REO property.              2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
OFFER_DATE_TIME              The date an offer is received by DA Admin or by the                  MM/DD/YYYY
                             Servicer.
---------------------------  ----------------------------------------------------------  -------  ----------------
REO_CLOSING_DATE             The date the REO sale of the property is scheduled to                MM/DD/YYYY
                             close.
---------------------------  ----------------------------------------------------------  -------  ----------------
REO_ACTUAL_CLOSING_DATE      Actual Date Of REO Sale                                              MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
OCCUPANT_CODE                Classification of how the property is occupied.
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_CONDITION_CODE          A code that indicates the condition of the property.
---------------------------  ----------------------------------------------------------  -------  ----------------
PROP_INSPECTION_DATE         The date a  property inspection is performed.                        MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
APPRAISAL_DATE               The date the appraisal was done.                                     MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
CURR_PROP_VAL                The current "as is" value of the property based on             2
                             brokers price opinion or appraisal.
---------------------------  ----------------------------------------------------------  -------  ----------------
REPAIRED_PROP_VAL            The amount the property would be worth if repairs are          2
                             completed pursuant to a broker's price opinion or
                             appraisal.
---------------------------  ----------------------------------------------------------  -------  ----------------
IF APPLICABLE:
---------------------------  ----------------------------------------------------------  -------  ----------------
DELINQ_STATUS_CODE           FNMA Code Describing Status of Loan
---------------------------  ----------------------------------------------------------  -------  ----------------
DELINQ_REASON_CODE           The circumstances which caused a borrower to stop
                             paying on a loan.   Code indicates the reason why the
                             loan is in default for this cycle.
---------------------------  ----------------------------------------------------------  -------  ----------------
MI_CLAIM_FILED_DATE          Date Mortgage Insurance Claim Was Filed With Mortgage                MM/DD/YYYY
                             Insurance Company.
---------------------------  ----------------------------------------------------------  -------  ----------------
MI_CLAIM_AMT                 Amount of Mortgage Insurance Claim Filed                             No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
MI_CLAIM_PAID_DATE           Date Mortgage Insurance Company Disbursed Claim                      MM/DD/YYYY
                             Payment
---------------------------  ----------------------------------------------------------  -------  ----------------
MI_CLAIM_AMT_PAID            Amount Mortgage Insurance Company Paid On Claim                2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
POOL_CLAIM_FILED_DATE        Date Claim Was Filed With Pool Insurance Company                     MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
POOL_CLAIM_AMT               Amount of Claim Filed With Pool Insurance Company              2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
POOL_CLAIM_PAID_DATE         Date Claim Was Settled and The Check Was Issued By                   MM/DD/YYYY
                             The Pool Insurer
---------------------------  ----------------------------------------------------------  -------  ----------------
POOL_CLAIM_AMT_PAID          Amount Paid On Claim By Pool Insurance Company                 2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_FILED_DATE  Date FHA Part A Claim Was Filed With HUD                             MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_AMT         Amount of FHA Part A Claim Filed                               2     No commas(,)
                                                                                                  or dollar signs
                                                                                                   ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_PAID_DATE   Date HUD Disbursed Part A Claim Payment                              MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_A_CLAIM_PAID_AMT    Amount HUD Paid on Part A Claim                                2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_FILED_DATE  Date FHA Part B Claim Was Filed With HUD                             MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_AMT         Amount of FHA Part B Claim Filed                               2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_PAID_DATE   Date HUD Disbursed Part B Claim Payment                              MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
FHA_PART_B_CLAIM_PAID_AMT    Amount HUD Paid on Part B Claim                                2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------
VA_CLAIM_FILED_DATE          Date VA Claim Was Filed With the Veterans Admin                      MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
VA_CLAIM_PAID_DATE           Date Veterans Admin. Disbursed VA Claim Payment                      MM/DD/YYYY
---------------------------  ----------------------------------------------------------  -------  ----------------
VA_CLAIM_PAID_AMT            Amount Veterans Admin. Paid on VA Claim                        2     No commas(,)
                                                                                                  or dollar signs
                                                                                                  ($)
---------------------------  ----------------------------------------------------------  -------  ----------------


EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING

The  LOSS  MIT  TYPE  field  should  show  the  approved Loss Mitigation Code as
     ---------------
follows:

     -    ASUM-  Approved  Assumption
     -    BAP-   Borrower  Assistance  Program
     -    CO-    Charge  Off
     -    DIL-   Deed-in-Lieu
     -    FFA-   Formal  Forbearance  Agreement
     -    MOD-   Loan  Modification
     -    PRE-   Pre-Sale
     -    SS-    Short  Sale
     -    MISC-  Anything  else  approved  by  the  PMI  or  Pool  Insurer


NOTE:  Wells  Fargo  Bank will accept alternative Loss Mitigation Types to those
-----
above, provided that they are consistent with industry standards. If Loss Mitigation Types other than those above are used, the Servicer must supply Wells Fargo Bank with a description of each of the Loss Mitigation Types prior to sending the file.

The  OCCUPANT  CODE field should show the current status of the property code as
     --------------
follows:

     -    Mortgagor
     -    Tenant
     -    Unknown
     -    Vacant

The  PROPERTY  CONDITION  field  should  show the last reported condition of the
     -------------------
property  as  follows:

     -    Damaged
     -    Excellent
     -    Fair
     -    Gone
     -    Good
     -    Poor
     -    Special  Hazard
     -    Unknown

EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING,  CONTINUED


The  FNMA DELINQUENT REASON CODE field should show the Reason for Delinquency as
     ---------------------------
follows:

          ------------------------------------------------------
          DELINQUENCY           DELINQUENCY DESCRIPTION
          CODE
          -----------  -----------------------------------------
          001          FNMA-Death of principal mortgagor
          -----------  -----------------------------------------
          002          FNMA-Illness of principal mortgagor
          -----------  -----------------------------------------
          003          FNMA-Illness of mortgagor's family member
          -----------  -----------------------------------------
          004          FNMA-Death of mortgagor's family member
          -----------  -----------------------------------------
          005          FNMA-Marital difficulties
          -----------  -----------------------------------------
          006          FNMA-Curtailment of income
          -----------  -----------------------------------------
          007          FNMA-Excessive Obligation
          -----------  -----------------------------------------
          008          FNMA-Abandonment of property
          -----------  -----------------------------------------
          009          FNMA-Distant employee transfer
          -----------  -----------------------------------------
          011          FNMA-Property problem
          -----------  -----------------------------------------
          012          FNMA-Inability to sell property
          -----------  -----------------------------------------
          013          FNMA-Inability to rent property
          -----------  -----------------------------------------
          014          FNMA-Military Service
          -----------  -----------------------------------------
          015          FNMA-Other
          -----------  -----------------------------------------
          016          FNMA-Unemployment
          -----------  -----------------------------------------
          017          FNMA-Business failure
          -----------  -----------------------------------------
          019          FNMA-Casualty loss
          -----------  -----------------------------------------
          022          FNMA-Energy environment costs
          -----------  -----------------------------------------
          023          FNMA-Servicing problems
          -----------  -----------------------------------------
          26          FNMA-Payment adjustment
          -----------  -----------------------------------------
          027          FNMA-Payment dispute
          -----------  -----------------------------------------
          029          FNMA-Transfer of ownership pending
          -----------  -----------------------------------------
          030          FNMA-Fraud
          -----------  -----------------------------------------
          031          FNMA-Unable to contact borrower
          -----------  -----------------------------------------
          INC          FNMA-Incarceration
          ------------------------------------------------------


EXHIBIT  2:  STANDARD  FILE  CODES  -  DELINQUENCY  REPORTING,  CONTINUED

The  FNMA  DELINQUENT  STATUS  CODE  field  should show the Status of Default as
     ------------------------------
follows:

          -------------------------------------------------------
          STATUS CODE  STATUS DESCRIPTION
          -----------  ------------------------------------------
              09       Forbearance
          -----------  ------------------------------------------
              17       Pre-foreclosure Sale Closing Plan Accepted
          -----------  ------------------------------------------
              24       Government Seizure
          -----------  ------------------------------------------
              26       Refinance
          -----------  ------------------------------------------
              27       Assumption
          -----------  ------------------------------------------
              28       Modification
          -----------  ------------------------------------------
              29       Charge-Off
          -----------  ------------------------------------------
              30       Third Party Sale
          -----------  ------------------------------------------
              31       Probate
          -----------  ------------------------------------------
              32       Military Indulgence
          -----------  ------------------------------------------
              43       Foreclosure Started
          -----------  ------------------------------------------
              44       Deed-in-Lieu Started
          -----------  ------------------------------------------
              49       Assignment Completed
          -----------  ------------------------------------------
              61       Second Lien Considerations
          -----------  ------------------------------------------
              62       Veteran's Affairs-No Bid
          -----------  ------------------------------------------
              63       Veteran's Affairs-Refund
          -----------  ------------------------------------------
              64       Veteran's Affairs-Buydown
          -----------  ------------------------------------------
              65       Chapter 7 Bankruptcy
          -----------  ------------------------------------------
              66       Chapter 11 Bankruptcy
          -----------  ------------------------------------------
              67       Chapter 13 Bankruptcy
          -------------------------------------------------------

     (bb) The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit J:

                                    EXHIBIT J
                                    ---------

                          FORM OF COMPANY CERTIFICATION

Re:     The  [     ]  agreement  dated  as of [     l, 200[ ] (the "Agreement"),
among  [IDENTIFY  PARTIES]

     I,  ____________________________,  the  _______________________ of [NAME OF
COMPANY] (the "Company"), certify to [the Purchaser], [the Depositor], and the Master Servicer [Trustee], and their officers, with the knowledge and intent that they will rely upon this certification, that:

          I have reviewed the servicer compliance statement of PHH provided in accordance with Item 1123 of Regulation AB (the "Compliance Statement"), the report on assessment of PHH's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB (the "Servicing Criteria"), provided in accordance with Rules 13a-18 and 15d-18 under Securities
     Exchange Act of 1934, as amended (the "Exchange Act") and Item 1122 of Regulation AB (the "Servicing Assessment"), the registered public accounting firm's attestation report provided in accordance with Rules 13a-18 and 15d-18 under the Exchange Act and Section 1122(b) of Regulation AB (the "Attestation Report"), and all servicing reports, officer's certificates and other information relating to the servicing of the Mortgage Loans by PHH during 200[ ] that were delivered by PHH to the Master Servicer pursuant to the Agreement (collectively, the "Company Servicing Information");

          Based on my knowledge, PHH Servicing Information, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period of time covered by PHH Servicing Information;

          Based on my knowledge, all of PHH Servicing Information required to be provided by PHH under the Agreement has been provided to the Master Servicer;

          I am responsible for reviewing the activities performed by PHH as servicer under the Agreement, and based on my knowledge and the compliance review conducted in preparing the Compliance Statement and except as disclosed in the Compliance Statement, the Servicing Assessment or the Attestation Report, PHH has fulfilled its obligations under the Agreement in all material respects; and

The Compliance Statement required to be delivered by PHH pursuant to this Agreement, and the Servicing Assessment and Attestation Report required to be provided by PHH and by any Subservicer and Subcontractor pursuant to the Agreement, have been provided to the Master Servicer. Any material instances of noncompliance described in such reports have been disclosed to the Master
Servicer. Any material instance of noncompliance with the Servicing Criteria has been disclosed in such reports.

     (cc) The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit K:

                                    EXHIBIT K
                                    ---------

                      COMPANY'S OBLIGATIONS IN CONNECTION

                              WITH A RECONSTITUTION

     - The Company shall (i) possess the ability to service to a securitization documents; (ii) service on a "Scheduled/Scheduled" reporting basis (advancing through the liquidation of an REO Property), (iii) make compensating interest payments on payoffs and
          (iv) remit and report to a master servicer in format acceptable to such master servicer by the 10th calendar day of each month.
     - The Company shall provide an acceptable annual certification (officer's certificate) to the master servicer (as required by the Sarbanes-Oxley Act of 2002) as well as any other annual certifications required under the securitization documents (i.e. the annual statement as to compliance/annual independent certified public accountants' servicing report due by March 1st of each year).
     - The Company shall allow for the Purchaser, the master servicer or their designee to perform a review of audited financials and net worth of PHH.
     - The Company shall provide information on each Custodial Account as requested by the master servicer or the Purchaser, and each Custodial Accounts shall comply with the requirements for such accounts as set forth in the securitization documents.
     - The Company shall maintain its servicing system in accordance with the requirements of the master servicer.

     (dd) The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit L:

                                    EXHIBIT L
                                    ---------

                            SUMMARY OF REGULATION AB

                               SERVICING CRITERIA

NOTE: This Exhibit L is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit M and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

ITEM  1122(D)

     (a)     General  servicing  considerations.

          (1) Policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.

          (2) If any material servicing activities are outsourced to third parties, policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

          (3) Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.

          (4) A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

     (b)     Cash  collection  and  administration.

          (1) Payments on mortgage loans are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

          (2) Disbursements made via wire transfer on behalf of an obligor or to an investor are made only by authorized personnel.

          (3) Advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

          (4) The related accounts for the transaction, such as cash reserve accounts or accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

          (5) Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.

          (6) Unissued checks are safeguarded so as to prevent unauthorized access.

          (7) Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

     (c)     Investor  remittances  and  reporting.

          (1) Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

          (2) Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

          (3) Disbursements made to an investor are posted within two business days to the Servicer's investor records, or such other number of days specified in the transaction agreements.

          (4) Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank statements.

     (d)     Mortgage  Loan  administration.

          (1) Collateral or security on mortgage loans is maintained as required by the transaction agreements or related mortgage loan documents.

          (2) Mortgage loan and related documents are safeguarded as required by the transaction agreements.

          (3) Any additions, removals or substitutions to the asset pool are made, reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

          (4) Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

          (5) The Servicer's records regarding the mortgage loans agree with the Servicer's records with respect to an obligor's unpaid principal balance.

          (6) Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related mortgage loan documents.

          (7) Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

          (8) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

          (9) Adjustments to interest rates or rates of return for mortgage loans with variable rates are computed based on the related mortgage loan documents.

          (10) Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

          (11) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

          (12) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

          (13) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the Servicer, or such other number of days specified in the transaction agreements.

          (14) Delinquencies, charge-offs and uncollectable accounts are recognized and recorded in accordance with the transaction agreements.

          (15) Any external enhancement or other support, identified in Item 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

     (ee) The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit M:

                                    EXHIBIT M
                                    ---------

                SUMMARY OF APPLICABLE REGULATION AB REQUIREMENTS

NOTE: This Exhibit M is provided for convenience of reference only. In the event of a conflict or inconsistency between the terms of this Exhibit M and the text of Regulation AB, the text of Regulation AB, its adopting release and other public statements of the SEC shall control.

ITEM  1105(A)(1)-(3)  AND  (C)

     -Provide static pool information with respect to mortgage loans that were originated or purchased by PHH and which are of the same type as the Mortgage Loans.

     -Provide static pool information regarding delinquencies, cumulative losses and prepayments for prior securitized pools of PHH.

     -If PHH has less than 3 years experience securitizing assets of the same type as the Mortgage Loans, provide the static pool information by vintage origination years regarding loans originated or purchased by PHH, instead of by prior securitized pool. A vintage origination year represents mortgage loans originated during the same year.

     -Such static pool information shall be for the prior five years, or for so long as PHH has been originating or purchasing (in the case of data by vintage origination year) or securitizing (in the case of data by prior securitized pools) such mortgage loans if for less than five years.

     -The static pool information for each vintage origination year or prior securitized pool, as applicable, shall be presented in monthly increments over the life of the mortgage loans included in the vintage origination year or prior securitized pool.

     -Provide summary information for the original characteristics of the prior securitized pools or vintage origination years, as applicable and material, including: number of pool assets, original pool balance, weighted average initial loan balance, weighted average mortgage rate, weighted average and minimum and maximum FICO, product type, loan purpose, weighted average and minimum and maximum LTV, distribution of loans by mortgage rate, and geographic concentrations of 5% or more.

ITEM  1108(B)  AND  (C)

     Provide the following information with respect to each servicer that will service, including interim service, 20% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer:

     -a description of PHH's form of organization;

     -a description of how long PHH has been servicing residential mortgage loans; a general discussion of PHH's experience in servicing assets of any type as well as a more detailed discussion of PHH's experience in, and procedures for the servicing function it will perform under this Agreement and any Reconstitution Agreements; information regarding the size, composition and growth of PHH's portfolio of mortgage loans of the type similar to the Mortgage Loans and information on factors related to PHH that may be material to any analysis of the servicing of the Mortgage Loans or the related asset-backed securities, as applicable, including whether any default or servicing related performance trigger has occurred as to any other securitization due to any act or failure to act of PHH, whether any material noncompliance with applicable servicing criteria as to any other securitization has been disclosed or reported by PHH, and the extent of outsourcing PHH uses;

     -a description of any material changes to PHH's policies or procedures in the servicing function it will perform under this Agreement and any Reconstitution Agreements for mortgage loans of the type similar to the Mortgage Loans during the past three years;

     -information regarding PHH's financial condition to the extent that there is a material risk that the effect on one or more aspects of servicing resulting from such financial condition could have a material impact on the performance of the securities issued in the Pass-Through Transfer, or on servicing of mortgage loans of the same asset type as the Mortgage Loans;

     -any special or unique factors involved in servicing loans of the same type as the Mortgage Loans, and PHH's processes and procedures designed to address such factors;

     -statistical information regarding principal and interest advances made by PHH on the Mortgage Loans and PHH's overall servicing portfolio for the past three years; and

     -PHH's process for handling delinquencies, losses, bankruptcies and recoveries, such as through liquidation of REO Properties, foreclosure, sale of the Mortgage Loans or workouts.

ITEM  1110(A)

     -Identify any originator or group of affiliated originators that originated, or is expected to originate, 10% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer.

ITEM  1110(B)

     Provide the following information with respect to any originator or group of affiliated originators that originated, or is expected to originate, 20% or more of the mortgage loans in any loan group in the securitization issued in the Pass-Through Transfer:

     -PHH's form of organization; and

     -a description of PHH's origination program and how long PHH has been engaged in originating residential mortgage loans, which description must include a discussion of PHH's experience in originating mortgage loans of the same type as the Mortgage Loans and information regarding the size and composition of PHH's origination portfolio as well as information that may be material to an analysis of the performance of the Mortgage Loans, such as PHH's credit-granting or underwriting criteria for mortgage loans of the same type as the Mortgage Loans.

ITEM  1117

     -describe any legal proceedings pending against PHH or against any of its property, including any proceedings known to be contemplated by governmental authorities, that may be material to the holders of the securities issued in the Pass-Through Transfer.

ITEM  1119(A)

     -describe any affiliations of PHH, each other originator of the Mortgage Loans and each Subservicer with the sponsor, depositor, issuing entity, trustee, any originator, any other servicer, any significant obligor, enhancement or support provider or any other material parties related to the Pass-Through Transfer.

ITEM  1119(B)

     -describe any business relationship, agreement, arrangement, transaction or understanding entered into outside of the ordinary course of business or on terms other than those obtained in an arm's length transaction with an unrelated third party, apart from the Pass-Through Transfer, between PHH, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates, and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years, that may be material to the understanding of an investor in the securities issued in the Pass-Through Transfer.

ITEM  1119(C)

     -describe any business relationship, agreement, arrangement, transaction or understanding involving or relating to the Mortgage Loans or the Pass-Through Transfer, including the material terms and approximate dollar amount involved, between PHH, each other originator of the Mortgage Loans and each Subservicer, or their respective affiliates and the sponsor, depositor or issuing entity or their respective affiliates, that exists currently or has existed during the past two years.

     (ff) The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit N:


(page)
                                    EXHIBIT N
                                    ---------

         SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

     The assessment of compliance to be delivered by [PHH] [Name of Subservicer] shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria":

----------------  -----------------------------------------------------------------------------------  ----------
                                                                                                       APPLICABLE
                                                                                                       SERVICING
                               SERVICING CRITERIA                                                       CRITERIA
----------------  -----------------------------------------------------------------------------------  ----------
   REFERENCE                                       CRITERIA
----------------  -----------------------------------------------------------------------------------  ----------
                                        GENERAL SERVICING CONSIDERATIONS
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(i)     Policies and procedures are instituted to monitor any performance or other                X
                  triggers and events of default in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(ii)    If any material servicing activities are outsourced to third parties, policies and        X
                  procedures are instituted to monitor the third party's performance and compliance with such servicing activities.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(iii)   Any requirements in the transaction agreements to maintain a back-up servicer for the mortgage loans are maintained.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(1)(iv)    A fidelity bond and errors and omissions policy is in effect on the party                 X
                  participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
                                      CASH COLLECTION AND ADMINISTRATION
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(i)     Payments on mortgage loans are deposited into the appropriate custodial                   X
                  bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(ii)    Disbursements made via wire transfer on behalf of an obligor or to an investor            X
                  are made only by authorized personnel.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(iii)   Advances of funds or guarantees regarding collections, cash flows or                      X
                  distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(iv)    The related accounts for the transaction, such as cash reserve accounts or                X
                  accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(v)     Each custodial account is maintained at a federally insured depository                    X
                  institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(vi)    Unissued checks are safeguarded so as to prevent unauthorized access.                     X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(2)(vii)   Reconciliations are prepared on a monthly basis for all asset-backed                      X
                  securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
                                     INVESTOR REMITTANCES AND REPORTING                                     X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(i)     Reports to investors, including those to be filed with the Commission, are                X
                  maintained in accordance with the transaction agreements and applicable
                  Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(ii)    Amounts due to investors are allocated and remitted in accordance with                    X
                  timeframes, distribution priority and other terms set forth in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(iii)   Disbursements made to an investor are posted within two business days to                  X
                  the Servicer's investor records, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(3)(iv)    Amounts remitted to investors per the investor reports agree with cancelled               X
                  checks, or other form of payment, or custodial bank statements.
----------------  -----------------------------------------------------------------------------------  ----------
                  POOL ASSET ADMINISTRATION                                                                 X
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(i)     Collateral or security on mortgage loans is maintained as required by the                 X
                  transaction agreements or related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(ii)    Mortgage loan and related documents are safeguarded as required by the                    X
                  transaction agreements
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(iii)   Any additions, removals or substitutions to the asset pool are made, reviewed             X
                  and approved in accordance with any conditions or requirements in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(iv)    Payments on mortgage loans, including any payoffs, made in accordance                     X
                  with the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(v)     The Servicer's records regarding the mortgage loans agree with the                        X
                  Servicer's records with respect to an obligor's unpaid principal balance.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(vi)    Changes with respect to the terms or status of an obligor's mortgage loans                X
                  (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(vii)   Loss mitigation or recovery actions (e.g., forbearance plans, modifications               X
                  and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(viii)  Records documenting collection efforts are maintained during the period a                 X
                  mortgage loan is delinquent in accordance with the transaction agreements.
                  Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(ix)    Adjustments to interest rates or rates of return for mortgage loans with                  X
                  variable rates are computed based on the related mortgage loan documents.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(x)     Regarding any funds held in trust for an obligor (such as escrow accounts):               X
                  (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xi)    Payments made on behalf of an obligor (such as tax or insurance payments)                 X
                  are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xii)   Any late payment penalties in connection with any payment to be made on                   X
                  behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xiii)  Disbursements made on behalf of an obligor are posted within two business                 X
                  days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xiv)   Delinquencies, charge-offs and uncollectible accounts are recognized and                 X
                  recorded in accordance with the transaction agreements.
----------------  -----------------------------------------------------------------------------------  ----------
1122(d)(4)(xv)    Any external enhancement or other support, identified in Item 1114(a)(1)
                  through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.
-----------------------------------------------------------------------------------------------------------------


                                         [NAME OF COMPANY] [NAME OF SUBSERVICER]

                                         Date:
                                              -----------------------------

                                         By:
                                              -----------------------------
                                         Name:
                                         Title:

(gg) The Agreement is hereby amended effective as of the date hereof by adding the following new Exhibit O:

                                    EXHIBIT O
                                    ---------

                  REPORTING DATA FOR REALIZED LOSSES AND GAINS

          CALCULATION OF REALIZED LOSS/GAIN FORM 332- INSTRUCTION SHEET


NOTE: Do not net or combine items. Show all expenses individually and all credits as separate line items. Claim packages are due on the remittance report date. Late submissions may result in claims not being passed until the following month. The Servicer is responsible to remit all funds pending loss approval and /or resolution of any disputed items.


The numbers on the 332 form correspond with the numbers listed below. LIQUIDATION AND ACQUISITION EXPENSES:
----------------------------------------

1. The Actual Unpaid Principal Balance of the Mortgage Loan. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

2. The Total Interest Due less the aggregate amount of servicing fee that would have been earned if all delinquent payments had been made as agreed. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

3. Accrued Servicing Fees based upon the Scheduled Principal Balance of the Mortgage Loan as calculated on a monthly basis. For documentation, an Amortization Schedule from date of default through liquidation breaking out the net interest and servicing fees advanced is required.

4-12. Complete as applicable. Required documentation:

     * For taxes and insurance advances - see page 2 of 332 form - breakdown required showing period of coverage, base tax, interest, penalty. Advances prior to default require evidence of servicer efforts to recover advances.

     *  For  escrow  advances  -  complete  payment  history

     (to  calculate  advances  from  last  positive  escrow  balance  forward)

     * Other expenses - copies of corporate advance history showing all payments

     *  REO  repairs  >  $1500  require  explanation

     *  REO  repairs  >$3000  require  evidence  of  at  least  2  bids.

     * Short Sale or Charge Off require P&L supporting the decision and WFB's approved Officer Certificate

     *  Unusual  or  extraordinary  items  may  require  further  documentation.

13.  The total of lines 1 through 12.


(E)     CREDITS:
        --------
14-21. Complete as applicable. Required documentation:

     * Copy of the HUD 1 from the REO sale. If a 3rd Party Sale, bid instructions and Escrow Agent / Attorney

      Letter  of  Proceeds  Breakdown.

     *  Copy  of  EOB  for  any  MI  or  gov't  guarantee

     *  All  other  credits  need  to  be  clearly  defined  on  the  332  form


22.  The total of lines 14 through 21.


Please  Note:     For  HUD/VA  loans, use line (18a) for Part A/Initial proceeds
------------
                  and line (18b) for Part B/Supplemental proceeds.


TOTAL  REALIZED  LOSS  (OR  AMOUNT  OF  ANY  GAIN)
--------------------------------------------------
23. The total derived from subtracting line 22 from 13. If the amount represents a realized gain, show the amount in parenthesis ( ).


                   CALCULATION OF REALIZED LOSS/GAIN FORM 332


     Prepared  by:  __________________               Date:  _______________
     Phone:  ______________________   Email  Address:_____________________

----------------------  ------------------   ---------------------
Servicer Loan No.       Servicer Name       Servicer Address



----------------------  ------------------   ---------------------

     WELLS  FARGO  BANK,  N.A.  LOAN  NO._____________________________

     Borrower's  Name: _________________________________________________________
     Property Address: _________________________________________________________

     LIQUIDATION TYPE:   REO SALE    3RD PARTY SALE    SHORT SALE    CHARGE OFF

     WAS THIS LOAN GRANTED A BANKRUPTCY DEFICIENCY OR CRAMDOWN       YES      NO
     If "Yes", provide deficiency or cramdown amount ___________________________

LIQUIDATION AND ACQUISITION EXPENSES:
     (1)     Actual Unpaid Principal Balance of Mortgage Loan   $__________(1)
     (2)     Interest accrued at Net Rate                        __________(2)
     (3)     Accrued Servicing Fees                              __________(3)
     (4)     Attorney's Fees                                     __________(4)
     (5)     Taxes (see page 2)                                  __________(5)
     (6)     Property Maintenance                                __________(6)
     (7)     MI/Hazard Insurance Premiums (see page 2)           __________(7)
     (8)     Utility Expenses                                    __________(8)
     (9)     Appraisal/BPO                                       __________(9)
     (10)    Property Inspections                                __________(10)
     (11)    FC Costs/Other Legal Expenses                       __________(11)
     (12)    Other (itemize)                                     __________(12)
             Cash for Keys_____________________________          __________(12)
             HOA/Condo Fees____________________________          __________(12)
             __________________________________________          __________(12)

             TOTAL EXPENSES                                     $__________(13)
     CREDITS:
     (14)    Escrow Balance                                     $__________(14)
     (15)    HIP Refund                                          __________(15)
     (16)    Rental Receipts                                     __________(16)
     (17)    Hazard Loss Proceeds                                __________(17)
     (18)    Primary Mortgage Insurance / Gov't Insurance        __________(18a) HUD Part A
                                                                 __________(18b) HUD Part B
     (19)    Pool Insurance Proceeds                             __________(19)
     (20)    Proceeds from Sale of Acquired Property             __________(20)
     (21)    Other (itemize)                                     __________(21)
     __________________________________________________          __________(21)

             TOTAL CREDITS                                      $__________(22)
     TOTAL REALIZED LOSS (OR AMOUNT OF GAIN)                    $__________(23)


ESCROW  DISBURSEMENT  DETAIL


--------------------------------------------------------------------------
TYPE         DATE PAID  PERIOD OF  TOTAL PAID   BASE   PENALTIES  INTEREST
                        COVERAGE               AMOUNT
(TAX /INS.)
-----------  ---------  ---------  ----------  ------  ---------  --------

-----------  ---------  ---------  ----------  ------  ---------  --------

-----------  ---------  ---------  ----------  ------  ---------  --------

-----------  ---------  ---------  ----------  ------  ---------  --------

-----------  ---------  ---------  ----------  ------  ---------  --------

-----------  ---------  ---------  ----------  ------  ---------  --------

-----------  ---------  ---------  ----------  ------  ---------  --------

-----------  ---------  ---------  ----------  ------  ---------  --------

-----------  ---------  ---------  ----------  ------  ---------  --------

--------------------------------------------------------------------------


     11.     Notice  Addresses.

     If  to  the  Assignee:

     U.S.  Bank  National  Association  (Trustee)
     One  Federal  Street,  3rd  Floor
     Boston,  Massachusetts  02110
     Attention:  Corporate  Trust  Services  -  BSABS  I  2006-AC1
     Telecopy:  (617)  603-6638

     If  to  the  Assignor:

     EMC  Mortgage  Corporation
     MacArthur  Ridge  II
     909  Hidden  Ridge  Drive,  Suite  200
     Irving,  Texas  75038
     Attention:  Ralene  Ruyle
     Telecopy:  (972)  444-2810

     With  a  copy  to:

     Bear  Stearns  Mortgage  Capital  Corporation
     383  Madison  Avenue
     New  York,  New  York  10179
     Attention:  Ernie  Calabrese

     If  to  PHH:

     PHH  Mortgage  Corporation
     3000  Leadenhall  Road
     Mail  Stop:  SV04
     Mt.  Laurel,  New  Jersey  08054
     Attention:  Jack  Webb

     If  to  Bishop's  Gate:

     Bishop's  Gate  Residential  Mortgage  Trust
     c/o  PHH  Mortgage  Corporation
     3000  Leadenhall  Road
     Mail  Stop:  SV04
     Mt.  Laurel,  New  Jersey  08054
     Attention:  Bill  Fricke

     If  to  the  Master  Servicer:

     Wells Fargo Bank, N.A.
     P.O. Box 98
     Columbia, Maryland 21046

     or,  if  by  overnight  delivery  to:

     9062 Old Annapolis Road
     Columbia, Maryland 21045,
     Attention: Client Manager BSABS I 2006-
     AC1
     Telecopier No.: (410) 715-2380

     12. This AAR Agreement shall be construed in accordance with the substantive laws of the State of New York (without regard to conflict of laws principles) and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws, except to the extent preempted by federal law.

     13. From and after the date hereof, PHH as servicer shall recognize the Assignee as the owner of the Mortgage Loans, and PHH will service the Mortgage Loans in accordance with the Purchase, Warranties and Servicing Agreement for the benefit of the Assignee, and shall look solely to the Assignee for performance of the obligations of Purchaser under the Purchase, Warranties and Servicing Agreement with respect to the Mortgage Loans. From and after the date hereof, the Assignee shall recognize PHH and Bishop's Gate as the seller and PHH as the servicer of the Mortgage Loans, and shall look solely to PHH for performance of the obligations of the Seller under the Purchase, Warranties and Servicing Agreement with respect to the Mortgage Loans.

     14. This AAR Agreement shall inure to the benefit of the successors and assigns of the parties hereto. Any entity into which PHH, Bishop's Gate, the Assignor or the Assignee may be merged or consolidated shall, without the requirement for any further writing, be deemed PHH, Bishop's Gate, the Assignor or the Assignee, respectively, hereunder.

     15. No term or provision of this AAR Agreement may be waived or modified unless such waiver or modification is in writing and signed by the party against whom such waiver or modification is sought to be enforced.

     16. This AAR Agreement shall survive the conveyance of the Mortgage Loans and the assignment of the Purchase, Warranties and Servicing Agreement to the extent of the Mortgage Loans by the Assignor to the Assignee and the termination of the Purchase, Warranties and Servicing Agreement.

     17. This AAR Agreement may be executed simultaneously in any number of counterparts, each of which counterparts shall be deemed to be an original, and such counterparts shall constitute and be one and the same instrument.


                         [SIGNATURES ON FOLLOWING PAGE]


(page)
     IN WITNESS WHEREOF, the parties have caused this Assignment, Assumption and Recognition Agreement to be executed by their duly authorized officers as of the date first above written.

EMC MORTAGE CORPORATION           U.S. BANK NATIONAL ASSOCIATION, NOT
THE ASSIGNOR                      INDIVIDUALLY BUT SOLELY AS THE TRUSTEE FOR THE
                                  HOLDERS OF THE BEAR STEARNS ASSET BACKED
                                  SECURITIES I TRUST  2006-AC1, ASSET-BACKED
                                  CERTIFICATES, SERIES 2006-AC1
                                  THE ASSIGNEE

By:                               By:
   ----------------------------      ----------------------------------
Name:                             Name:   Maryellen Hunter
    ---------------------------        --------------------------------

Title:                            Title:  Assistant Vice President
      -------------------------         -------------------------------


PHH MORTGAGE CORPORATION          BISHOP'S GATE RESIDENTIAL
                                  MORTGAGE TRUST
                                  By: PHH Mortgage Corporation, as
                                  Administrator

By:                               By:
   ----------------------------      ----------------------------------
Name:                             Name:   Maryellen Hunter
    ---------------------------        --------------------------------

Title:                            Title:  Assistant Vice President
      -------------------------         -------------------------------


ACKNOWLEDGED  AND  AGREED
WELLS FARGO BANK, N.A.


By:
   ----------------------------
Name:    Jennifer Richardson
    ---------------------------
Title: Assistant Vice President
      -------------------------


(page)
                                   EXHIBIT A:
                                    ---------

                             Mortgage Loan Schedule

                            (AVAILABLE UPON REQUEST)


(page)
                                   EXHIBIT B:
                                   ----------

1. Purchase, Warranties and Servicing Agreement, dated as of October 23, 2001, as amended.