Form 10-K/A
period 2006-12-31
Bear Stearns Asset Backed Securities I Trust 2006-AC1
filed 2007-04-19
CIK 1350345

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
                                        Amendment No. 1

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

        Not applicable.


                              EXPLANATORY NOTE

Item 1122 of the Report on 10-K (the "Report") filed with the Securities and Exchange Commission (the "Commission") on April 2, 2007 for the Bear Stearns Asset Backed Securities I Trust 2006-AC1, Asset-Backed Certificates, Series 2006-AC1 transaction (the "Transaction") indicates that the Report did not include the Item 1122 assessment and attestation of compliance required by Regulation AB for Waterfield Mortgage Company Incorporated ("Waterfield"), a subservicer for EMC Mortgage Corporation ("EMC") for approximately 5.68% of the pool assets in Transaction. Waterfield's portion of the servicing for the Transaction was transferred to Wells Fargo Bank, N.A. ("Wells Fargo") in April 2006, pursuant to an agreement between EMC and Wells Fargo. Waterfield effectively ceased to operate as a going concern on October 16, 2006, at which time it also ceased all servicing and subservicing functions. Although Waterfield contractually agreed to provide an 1122 assessment and attestation of compliance for this transaction, it did not deliver them before ceasing its operations.

The percentage of the pool assets serviced by Waterfield specified in the Report, which was calculated in accordance with Item 17.02 of the Commission's Division of Corporation Finance Manual of Publicly Available Telephone Interpretations, was based on servicing by Waterfield for the months of February, March and April 2006. However, the percentage calculation should not have been based on servicing by Waterfield for April 2006 because the servicing transferred to Wells Fargo on April 1, 2006. The percentage of pool assets serviced by Waterfield calculated based on its servicing for the months of February and March 2006 is 3.78%. Accordingly, no Item 1122 assessment and attestation of compliance for Waterfield was required by Item 1122 of Regulation AB to be included in the Report."



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

    Date: April 19, 2007


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

     Dated:  April 19, 2007

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